Form 10-Q
period 2022-03-31
PowerUp Acquisition Corp.
filed 2022-05-16
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41293

POWERUP ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

188 Grand Street Unit #195 New York, NY 10013
(Address of Principal Executive Offices, including zip code)

Tel: (347) 313-8109
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one Redeemable Warrant	PWUPU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share, included as part of the Units	PWUP	The Nasdaq Stock Market LLC
Redeemable Warrants each exercisable for one Class A Ordinary Share for $11.50 per share, included as part of the units	PWUPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 16, 2022 there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited), and December 31, 2021	1

	Condensed Statements of Operations for the three months ended March 31, 2022 and the period February 9, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and the period February 9, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and the period February 9, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

POWERUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022 (Unaudited)	2021
ASSETS
CURRENT ASSETS
Cash	$618,122	$—
Prepaid expenses and other	644,901	—
Deferred offering cost	—	293,221
Total current assets	1,263,023	293,221
Prepaid expenses- non current	530,459	—
Investments held in Trust Account	294,708,893	—
TOTAL ASSETS	$296,502,375	$293,221

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,067	55,101
Promissory note - related party	—	238,595
Due to affiliate	32,689	—
Total current liabilities	51,756	293,696
Deferred Underwriting fee payable	10,812,500	—
TOTAL LIABILITIES	10,864,256	293,696

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value of $10.25 per share.	294,687,500	—

SHAREHOLDER'S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,187,500 issued and outstanding at March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(9,050,100)	(1,194)
Total shareholders' deficit	(9,049,381)	(475)

TOTAL LIABILITIES. REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT	$296,502,375	$293,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		For the period from
		February 9, 2021
	For the three months	(inception) through
	ended March 31, 2022	March 31, 2021
OPERATING EXPENSES
General and administrative	$109,219	$7,727
Total operating expenses	109,219	7,727

OTHER INCOME
Interest earned on investments held in Trust Account	21,393	—
Total other income	21,393	—

NET LOSS	$(87,826)	$(7,727)

Weighted average shares outstanding of redeemable shares	11,500,000	—
Basic and diluted net loss per share, redeemable shares	$(0.00)	$—

Weighted average shares outstanding of non-redeemable shares	7,187,500	3,434,028
Basic and diluted net loss per share, non-redeemable shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2022 (UNAUDITED)

					Total
	Ordinary Shares		Additional	Accumulated	shareholders’
	Shares	Amount	paid-in capital	deficit	deficit

Balance, January 1, 2021	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Sponsor	—	—	14,645,000	—	14,645,000
Remeasurement for redeemable shares to redemption value	—	—	(19,955,941)	(8,936,799)	(28,892,740)
Net Loss	—	—	—	(87,826)	(87,826)

Balance, March 31, 2022	7,187,500	$719	$—	$(9,050,100)	$(9,049,381)

FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH MARCH 31, 2021 (UNAUDITED)

					Total
	Ordinary Shares		Additional paid-	Accumulated	shareholders’
	Shares	Amount	in capital	deficit	deficit
Balance, January 1, 2021	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(7,727)	(7,727)

Balance, March 31, 2021	7,187,500	$719	$24,281	$(7,727)	$(17,273)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period from
	For the three	February 9, 2021
	months ended	(inception) through
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,826)	$(7,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(21,393)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,175,360)	—
Accrued offering cost	—	(158,229)
Accounts payable and accrued expenses	(36,033)	—
Due to affiliate	32,689	—
Net cash flows used in operating activities	(1,287,923)	(165,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(294,687,500)	—
Proceeds from promissory note – related party	—	165,955
Net cash flows used in investing activities	(294,687,500)	165,955

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering net of underwriting fees	282,500,000	—
Proceeds from sale of private units	14,645,000	—
Payment of offering costs	(298,540)	—
Repayment of promissory note - related party	(252,915)	—
Net cash flows used in investing activities	296,593,545	—

NET CHANGE IN CASH	618,122	—
CASH, BEGINNING OF THE YEAR	—	—

CASH, END OF THE YEAR	$618,122	$—
Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$294,687,500	$—
Deferred underwriting commissions payable charged to additional paid in capital	$10,812,500	$—
Deferred offering costs included in accrued offering costs and due to affiliates	$14,319	$293,221
Payment of expenses and deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 1 — Description of Organization and Business Operations and Liquidity

PowerUp Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on February 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity from February 9, 2021 (inception) through March 31, 2022 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units”) with respect to the Class A ordinary shares of the Company, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,138,333 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, PowerUp Sponsor LLC (the “Sponsor”) generating gross proceeds of $13,707,500 which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (the “Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 625,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $937,500.

Offering costs for the IPO amounted to $16,418,580, consisting of $5,000,000 of underwriting fees, $10,812,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $606,080 of other costs. As described in Note 6, the $10,812,500 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by May 23, 2023, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $294,687,500 ($10.25 per Unit) from the net proceeds of the sale of the Units, Overallotment Units, and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by May 23, 2023, 15 months from the closing of the IPO or during an extension period (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.25 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of March 31, 2022, the Company had $618,122 in its operating bank accounts, $294,708,893 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $1,211,267. As of March 31, 2022, $21,393 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has 15 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company's officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 22, 2022 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 1, 2022. The interim results for the three months periods ended March 31, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022, or for any future periods

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102 (b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and March 31, 2021.

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $16,418,580. This amount was charged to shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities were deemed to be de minimis as of March 31, 2022.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022, the redeemable ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus: Remeasurement of carrying value to redemption value	28,892,740
Redeemable ordinary shares subject to possible redemption	$294,687,500

Net Loss per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”) Earnings and losses are shared pro rata between the two classes of shares Public and private warrants to purchase 24,138,333 Ordinary Shares at $10.25 per share were issued on February 23, 2022. At March 31, 2022, no warrants have been exercised. The 24,138,333 potential Ordinary Shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months period ended March 31, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted loss per common share is the same as basic loss per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended March		For The Period February 9, 2021
	31, 2022		(Inception) to March 31, 2021
		Non-
	Redeemable	Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(45,819)	$(42,007)	$—	$(7,727)

Denominator:
Weighted average shares outstanding	11,500,000	7,187,500	—	3,434,028

Basic and dilution net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

The Company's management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 28,750,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one whole Class A ordinary share at a price of $11.50 per whole share, subject to adjustment (see Note 7).

Note 4 — Private Placement Warrants

On February 23, 2022, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option in full, the Company consummated the issuance and sale of 9,763,333 Private Placement Warrants in a private placement transaction at a price of $1.50 per Placement Warrant, generating gross proceeds of $14,645,000. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On February 16, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000, and on December 18, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares, so that the Sponsor owns an aggregate of 6,468,750 Class B ordinary shares. On February 11, 2022, the Company effected a 1.11111111-for-1.0 share dividend of our Class B ordinary shares, so that the Sponsor owns an aggregate of 7,187,500 founder shares (the “Founder Shares”). The share dividend was retroactively restated. Since the underwriters’ exercised their overallotment option in full upon IPO, none of the Founder Shares were forfeited.

The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in this Note 5. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO. As of March 31, 2022, there was no the balance of the Note. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in January 2022 after the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of March 31, 2022, and December 31, 2021, $10,000 and $0 respectively have been incurred under this arrangement.

Due to affiliate

As of March 31, 2022, the amount of $32,689 has been accrued and shown as `Due to affiliate' in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company's operating account.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration rights agreement dated September 1, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On February 23, 2022, the underwriters elected to fully exercise the over-allotment option purchasing 3,750,000 Units.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid upon the closing of the Business Combination ($750,000 in the aggregate). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $10,062,500 from the closing of the IPO. The total deferred fee is $10,812,500 consisting of the $10,062,500 deferred portion and the $750,000 cash discount agreed to be deferred until Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 – Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and March 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of December 31, 2021, there were 7,187,500 Class B ordinary shares outstanding. As of March 31, 2022, there were 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO (irrespective of whether or not such ordinary shares are redeemed in connection with the initial Business Combination) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in our initial Business Combination, and any ordinary shares issued upon exercise of private placement warrants issued to the Sponsor or its affiliates upon conversion of loans made to us). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

Note 8 – Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the offer and sale of the ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the offer and sale of the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption, to each warrant holder; and
●	if, and only if, the reported last sale price of the Public Shares equals or exceeds $16.50 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger, or consolidation. However, except as described below, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per Public Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the

Newly Issued Price and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

The Company has determined that warrants issued in connection with its IPO in February 2022 are subject to treatment as equity. In order to account for the fair value of the Public Warrants issued in the IPO, the Company used Black Scholes Model to allocate cost to the Public Warrants on IPO. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable 'blank check' companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding fair value measurements at issuance on February 23, 2022:

Private warrant
Share Price	$9.82
Exercise Price	$11.50
Redemption Trigger Price	$18
Term (years)	6.42
Volatility	5.64%
Risk Free Rate	1.93%
Dividend Yield	0.00%

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of March 31, 2022, the Company had 14,375,000 of Public Warrants and 9,763,333 of Private Warrants outstanding, respectively.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$294,708,893	—	—

The Company utilized a Monte Carlo simulation model to value the Founder and Representative Shares at issuance. The estimated fair value of the shares is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected term and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity in line with the timing of the and likelihood of completing a business combination. The ordinary share price was assumed to fluctuate with the Company projected volatility based on comparable public companies. The term was simulated based on managements assumptions regarding the timing and likelihood of completing a business combination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to PowerUp Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to PowerUp Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 9, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of our initial public offering (the "IPO") and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our entire activity through March 31, 2022 was in preparation for an initial public offering, and since the IPO, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $87,826, which consisted of operating expenses of $109,219 offset by interest income of $21,393.

For the period February 9, 2021 (inception) through March 31, 2021, we had a net loss of $7,727, which consisted of operating expenses of $7,727.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Founder Shares by our Sponsor and loans from our Sponsor.

On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 9,138,333 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, PowerUp Sponsor LLC (the “Sponsor”) generating gross proceeds of $13,707,500. Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (the “Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 625,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $937,500.

For the three months ended March 31, 2022, net cash used in operating activities was $1,287,923. Net Cash used in investing activities was $294,687,500 and Net cash provided by financing activities was $296,593,545 mainly reflecting the proceeds of the IPO and subsequent deposit into the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, the Company had $618,122 in its operating bank accounts, $294,708,893 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $1,211,267. As of March 31, 2022, $21,393 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has 15 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the closing of the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company's officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On February 16, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000, and on December 18, 2021, the Sponsor surrendered 2,156,250 Class B ordinary shares, so that the Sponsor owns an aggregate of 6,468,750 Class B ordinary shares. On February 11, 2022, the Company effected a 1.11111111-for-1.0 share dividend of our Class B ordinary shares, so that the Sponsor owns an aggregate of 7,187,500 founder shares) (the “Founder Shares”). As of February 11, 2022 Class B ordinary shares were effected with 1.11111111 for 1.0 share dividend which comes to an aggregate of 7,187,500 shares. The share dividend was retroactively restated. Since the underwriters’ exercised their overallotment option in full upon IPO, none of the Founder Shares were forfeited.

The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described below. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property

Private Placement

On February 23, 2022, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option in full, the Company consummated the issuance and sale of 9,763,333 Private Placement Warrants in a private placement transaction at a price of $1.50 per Placement Warrant, generating gross proceeds of $14,645,000.  Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.  If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis

Related Party Loans

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in January 2022 after the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of March 31, 2022, and December 31, 2021 we incurred $10,000 and $0, respectively, in fees for these services.

Deferred Underwriting Fees

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid at Business Combination ($750,000 in the aggregate). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $10,062,500 from the closing of the IPO. The total deferred fee is $10,812,500 consisting of the $10,062,500 deferred portion and the $750,000 cash discount agreed to be deferred until Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Due to affiliate

As of March 31, 2022, the amount of $32,689 has been accrued and shown as `Due to affiliate' in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company's operating account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards

Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company determined, upon further review of the warrant agreement, that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Ordinary shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Loss Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net loss per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative support services provided to the Company. We began incurring these fees on February 23, 2022 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $10,812,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company”

and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our prospectus dated August 30, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. USE OF PROCEEDS

Use of Proceeds

On February 23, 2022, the Company consummated the closing of the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (the “Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 625,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $937,500.

A total of $294,687,500 ($10.25 per Unit) from the net proceeds of the sale of the Units, Overallotment Units, and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Jack Tretton
	Name:	Jack Tretton
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Michael Olson
	Name:	Michael Olson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)