Form 10-Q
period 2022-06-30
PowerUp Acquisition Corp.
filed 2022-08-11
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022 there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited), and December 31, 2021	2

	Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period from February 9, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period from February 9, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period February 9, 2021 (inception) through June 30, 2021 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

POWERUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
CURRENT ASSETS
Cash	$579,751	$—
Prepaid expenses and other	629,129	—
Deferred offering cost	—	293,221
Total current assets	1,208,880	293,221
Prepaid expenses- non current	381,472	—
Investments held in Trust Account	295,127,426	—
TOTAL ASSETS	$296,717,778	$293,221

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$83,777	55,101
Promissory note - related party	—	238,595
Due to affiliate	62,689	—
Total current liabilities	146,466	293,696
Deferred Underwriting fee payable	10,812,500	—
TOTAL LIABILITIES	10,958,966	293,696

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value of $10.25 per share.	295,127,426	—

SHAREHOLDER’S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,187,500 issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(9,369,333)	(1,194)
Total shareholders’ deficit	(9,368,614)	(475)

TOTAL LIABILITIES. REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$296,717,778	$293,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			For the six	For the period from
	For the three months ended		months	February 09, 2021
	June 30,		ended	(inception) to
	2022	2021	June 30, 2022	June 30, 2021
OPERATING EXPENSES
General and administrative	$297,840	$2,383	$407,058	$9,410
Total operating expenses	297,840	2,383	407,058	9,410
OTHER INCOME
Interest earned on investments held in Trust Account	418,533	—	439,926	—
Total other income	418,533	—	439,926	—
NET INCOME (LOSS)	$120,693	$(2,383)	$32,868	$(9,410)

Weighted average shares outstanding of redeemable shares	28,750,000	—	20,172,652	—
Basic and diluted net income per share, redeemable shares	$0.00	$—	$0.00	$—
Weighted average shares outstanding of non-redeemable shares	7,187,500	7,500,000	7,187,500	7,500,000
Basic and diluted net income (loss) per share, non-redeemable shares	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED June 30, 2022(UNAUDITED)

					Total
	Ordinary Shares		Additional	Accumulated	shareholders’
	Shares	Amount	paid-in capital	Deficit	Deficit

Balance, January 1, 2022	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Sponsor	—	—	14,645,000	—	14,645,000
Remeasurement for redeemable shares to redemption value	—	—	(19,955,941)	(8,936,799)	(28,892,740)
Net loss	—	—	—	(87,826)	(87,826)

Balance, March 31, 2022	7,187,500	$719	$—	$(9,050,100)	$(9,049,381)
Remeasurement for redeemable shares to redemption value	—	—	—	(439,926)	(439,926)
Net income	—	—	—	120,693	120,693
Balance, June 30, 2022	7,187,500	$719	$—	$(9,369,333)	$(9,368,614)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH JUNE 30, 2021

					Total
	Ordinary Shares		Additional paid-	Accumulated	shareholders’
	Shares	Amount	in capital	deficit	equity
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(7,027)	(7,027)

Balance, March 31, 2021	8,625,000	$863	$24,137	$(7,027)	$17,973
Net loss	—	—	—	(2,383)	(2,383)
Balance, June 30, 2021	8,625,000	$863	$24,137	$(9,410)	$15,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period from
	For the six	February 9, 2021
	months ended	(inception) through
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss	$32,868	$(9,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(439,926)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,010,601)	—
Accrued offering costs	—	12,250
Deferred offering costs	—	(33,755)
Accounts payable and accrued expenses	28,676	—
Due to affiliate	62,689	—
Net cash flows used in operating activities	(1,326,294)	(30,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(294,687,500)	—
Net cash flows used in investing activities	(294,687,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering net of underwriting fees	282,500,000	—
Proceeds from sale of private units	14,645,000	—
Payment of offering costs	(298,540)	—
Repayment of promissory note - related party	(252,915)	—
Proceeds note payable - related party	—	30,915
Net cash flows provided by financing activities	296,593,545	30,915

NET CHANGE IN CASH	579,751	—

CASH, BEGINNING OF THE YEAR	—	—

CASH, END OF THE YEAR	$579,751	$—

Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$294,687,500	$—
Deferred underwriting commissions payable charged to additional paid in capital	$10,812,500	$—
Deferred offering costs included in accrued offering costs and due to affiliates	$14,319	$12,250
Payment of expenses and deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity from February 9, 2021 (inception) through June 30, 2022 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units”) with respect to the Class A ordinary shares of the Company, par value $0.0001 per share (the “Class A ordinary shares”), included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO, $294,687,500 ($10.25 per Unit) from the net proceeds of the sale of the Units, Overallotment Units, and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of June 30, 2022, the Company had $579,751 in its operating bank accounts, $295,127,426 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $1,062,414. As of June 30, 2022, $439,926 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has 15 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”). Unless the shareholders vote for the extension, the remaining life of the Company as of June 30, 2022 is under 12 months. Management is currently assessing the need for the extension vote in the future.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 22, 2022 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 1, 2022. The interim results for the three months periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022, or for any future periods

Emerging Growth Company

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $16,418,580. This amount was charged to shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities were deemed to be de minimis as of June 30, 2022.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, the redeemable ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus: Remeasurement of carrying value to redemption value	28,892,740
Redeemable ordinary shares subject to possible redemption at March 31, 2022	$294,687,500
Plus: Remeasurement of carrying value to redemption value	439,926
Redeemable ordinary shares subject to possible redemption at June 30, 2022	$295,127,426

Net Income (loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”) Earnings and losses are shared pro rata between the two classes of shares, Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At June 30, 2022, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months period ended June 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended June		For the three months ended
	30, 2022		June 30, 2021
		Non-
	Redeemable	Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$96,554	$24,139	$—	$(2,383)

Denominator:
Weighted average shares outstanding	28,750,000	7,187,500	—	7,500,000

Basic and dilution net income (loss) per share	$0.00	$0.00	$—	$(0.00)

	For the six months ended June		For the period February 9, 2021
	30, 2022		(Inception) to June 30, 2021
		Non-
	Redeemable	Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$24,234	$8,634	$—	$(9,410)

Denominator:
Weighted average shares outstanding	20,172,652	7,187,500	—	7,500,000

Basic and dilution net income (loss) per share	$0.00	$0.00	$—	$(0.00)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement

Note 3 — Initial Public Offering

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

Related Party Loans

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2022 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in January 2022 after the IPO and there was no amount outstanding as of June 30, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of June 30, 2022, and December 31, 2021, $40,000 and $0, respectively, have been incurred under this arrangement.

Due to affiliate

As of June 30, 2022, the amount of $62,689 has been accrued and shown as `Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

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

Note 7 – Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of December 31, 2021, there were 7,187,500 Class B ordinary shares outstanding. As of June 30, 2022, there were 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

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

Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption, to each warrant holder; and
●	if, and only if, the reported last sale price of the Public Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Public Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

The Company has determined that warrants issued in connection with its IPO in February 2022 are subject to treatment as equity. In order to account for the fair value of the Public Warrants issued in the IPO, the Company used Black Scholes Model to allocate cost to the Public Warrants on IPO. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding fair value measurements at issuance on February 23, 2022:

Private warrant
Share Price	$9.82
Exercise Price	$11.50
Redemption Trigger Price	$18
Term (years)	6.42
Volatility	5.64%
Risk Free Rate	1.93%
Dividend Yield	0.00%

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of June 30, 2022, the Company had 14,375,000 of Public Warrants and 9,763,333 of Private Warrants outstanding, respectively.

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

At June 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$295,127,426	—	—

The Company utilized a Monte Carlo simulation model to value the Founder and Representative Shares at issuance. The estimated fair value of the shares is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected term and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity in line with the timing of the and likelihood of completing a business combination. The ordinary share price was assumed to fluctuate with the Company projected volatility based on comparable public companies. The term was simulated based on management’s assumptions regarding the timing and likelihood of completing a business combination.

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

Overview

We are a blank check company incorporated on February 9, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial  Business Combination using cash from the proceeds of our initial public offering (the “IPO”) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preperation for an initial public offering, and following the Company’s IPO through June 30, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net income of $120,693 and $32,868, which consisted of operating expenses of $297,840 and $407,058 offset by interest income of $418,533 and $439,926, respectively.

For the three months ended June 30, 2021, we had a net loss of $2,383, and for the period from February 9, 2021 (inception) through June 30, 2021, we had a net loss of $9,410.

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

For the six months ended June 30, 2022, net cash used in operating activities was $1,326,294, net Cash used in investing activities was $294,687,500 and net cash provided by financing activities was $296,593,545 mainly reflecting the proceeds of the IPO and subsequent deposit into the Trust Account.

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

As of June 30, 2022, the Company had $579,751 in its operating bank accounts, $295,127,426 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $1,062,414. As of June 30, 2022, $439,926 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for the extension, the remaining life of the Company as of June 30, 2022 is under 12 months. Management is currently assessing the need for the extension vote in the future.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of June 30, 2022, and December 31, 2021, we incurred $40,000 and $0, respectively, in fees for these services.

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

Due to affiliate

As of June 30, 2022, the amount of $62,689 has been accrued and shown as `Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (loss) Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income (loss) per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net income (loss) per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A total of $294,687,500 ($10.25 per Unit) from the net proceeds of the sale of the Units, Overallotment Units, and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

POWERUP ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Jack Tretton
	Name:	Jack Tretton
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Michael Olson
	Name:	Michael Olson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)