Form 10-Q
period 2022-09-30
PowerUp Acquisition Corp.
filed 2022-11-10
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	2

	Condensed Balance Sheets as of September 30, 2022 (Unaudited), and December 31, 2021	2

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from February 9, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from February 9, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period February 9, 2021 (inception) through September 30, 2021 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
CURRENT ASSETS
Cash	$533,129	$—
Prepaid expenses and other	613,357	—
Deferred offering cost	—	293,221
Total current assets	1,146,486	293,221
Prepaid expenses- non current	230,848	—
Investments held in Trust Account	296,459,899	—
TOTAL ASSETS	$297,837,233	$293,221

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$96,016	55,101
Promissory note - related party	—	238,595
Due to affiliate	92,689	—
Total current liabilities	188,705	293,696
Deferred Underwriting fee payable	10,812,500	—
TOTAL LIABILITIES	11,001,205	293,696

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value of $10.25 per share.	296,459,899	—

SHAREHOLDER’S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,187,500 issued and outstanding at September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(9,624,590)	(1,194)
Total shareholders’ deficit	(9,623,871)	(475)

TOTAL LIABILITIES. REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$297,837,233	$293,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			For the nine	For the period from
	For the three months ended		months	February 09, 2021
	September 30,		ended	(inception) to
	2022	2021	September 30, 2022	September 30, 2021
OPERATING EXPENSES
General and administrative	$255,257	$15,310	$662,315	$24,720
Total operating expenses	255,257	15,310	662,315	24,720
OTHER INCOME
Interest earned on investments held in Trust Account	1,332,473	—	1,772,399	—
Total other income	1,332,473	—	1,772,399	—
NET INCOME (LOSS)	$1,077,216	$(15,310)	$1,110,084	$(24,720)

Weighted average shares outstanding of redeemable shares	28,750,000	—	23,063,187	—
Basic and diluted net income per share, redeemable shares	$0.03	$—	$0.04	$—
Weighted average shares outstanding of non-redeemable shares	7,187,500	6,250,000	7,187,500	6,250,000
Basic and diluted net income (loss) per share, non-redeemable shares	$0.03	$(0.00)	$0.04	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED September 30, 2022(UNAUDITED)

					Total
	Ordinary Shares		Additional	Accumulated	shareholders’
	Shares	Amount	paid-in capital	Deficit	Deficit

Balance, January 1, 2022	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Sponsor	—	—	14,645,000	—	14,645,000
Remeasurement for redeemable shares to redemption value	—	—	(19,955,941)	(8,936,799)	(28,892,740)
Net loss	—	—	—	(87,826)	(87,826)

Balance, March 31, 2022	7,187,500	$719	$—	$(9,050,100)	$(9,049,381)
Remeasurement for redeemable shares to redemption value	—	—	—	(439,926)	(439,926)
Net income	—	—	—	120,693	120,693
Balance, June 30, 2022	7,187,500	$719	$—	$(9,369,333)	$(9,368,614)
Remeasurement for redeemable shares to redemption value	—	—	—	(1,332,473)	(1,332,473)
Net income	—	—	—	1,077,216	1,077,216
Balance, September 30, 2022	7,187,500	$719	$—	$(9,624,590)	$(9,623,871)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

					Total
	Ordinary Shares		Additional paid-	Accumulated	shareholders’
	Shares	Amount	in capital	deficit	equity
Balance, February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(7,027)	(7,027)
Balance, March 31, 2021	7,187,500	$719	$24,281	$(7,027)	$17,973
Net loss	—	—	—	(2,383)	(2,383)
Balance, June 30, 2021	7,187,500	$719	$24,281	$(9,410)	$15,590
Net loss	—	—	—	(15,310)	(15,310)
Balance, September 30, 2021	7,187,500	$719	$24,281	$(24,720)	$280

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the period from
	For the nine	February 9, 2021
	months ended	(inception) through
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,110,084	$(24,720)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,772,399)	—
Changes in operating assets and liabilities:
Prepaid expenses	(844,205)	—
Accrued offering costs	—	12,472
Deferred offering costs	—	(200,751)
Accounts payable and accrued expenses	40,915	273
Due to affiliate	92,689	—
Net cash flows used in operating activities	(1,372,916)	(212,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(294,687,500)	—
Net cash flows used in investing activities	(294,687,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering net of underwriting fees	282,500,000	—
Proceeds from sale of private units	14,645,000	—
Payment of offering costs	(298,540)	—
Repayment of promissory note - related party	(252,915)	—
Proceeds from notes payable - related party	—	212,726
Net cash flows provided by financing activities	296,593,545	212,726

NET CHANGE IN CASH	533,129	—

CASH, BEGINNING OF THE PERIOD	—	—

CASH, END OF THE PERIOD	$533,129	$—

Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$294,687,500	$—
Deferred underwriting commissions payable charged to additional paid in capital	$10,812,500	$—
Remeasurement of Class A ordinary shares to redemption value	$30,665,139	$—
Deferred offering costs included in accrued offering costs and due to affiliates	$—	$12,472
Payment of expenses and deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from February 9, 2021 (inception) through September 30, 2022 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $533,129 in its operating bank accounts, $296,459,899 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $957,781. As of September 30, 2022, $1,772,399 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has 15 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”). Unless the shareholders vote for the extension, the remaining life of the Company as of September 30, 2022 is under 12 months. Management is currently assessing the need for the extension vote in the future.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 22, 2022 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 1, 2022. The interim results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $16,418,580. This amount was charged to shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities were deemed to be de minimis as of September 30, 2022.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022, the redeemable ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus: Remeasurement of carrying value to redemption value	28,892,740
Redeemable ordinary shares subject to possible redemption at March 31, 2022	$294,687,500
Plus: Remeasurement of carrying value to redemption value	439,926
Redeemable ordinary shares subject to possible redemption at June 30, 2022	$295,127,426
Plus: Remeasurement of carrying value to redemption value	1,332,473
Redeemable ordinary shares subject to possible redemption at September 30, 2022	$296,459,899

Net Income (loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”) Earnings and losses are shared pro rata between the two classes of shares, Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At September 30, 2022, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine month periods ended September 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For the three months ended		For the three months ended
	September 30, 2022		September 30, 2021
		Non-
	Redeemable	Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$861,773	$215,443	$—	$(15,310)

Denominator:
Weighted average shares outstanding	28,750,000	7,187,500	—	6,250,000

Basic and dilution net income (loss) per share	$0.03	$0.03	$—	$(0.00)

	For the nine months ended		For the period February 9, 2021
	September 30, 2022		(Inception) to September 30, 2021
		Non-
	Redeemable	Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$846,330	$263,754	$—	$(24,720)

Denominator:
Weighted average shares outstanding	23,063,187	7,187,500	—	6,250,000

Basic and dilution net income (loss) per share	$0.04	$0.04	$—	$(0.00)

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

Related Party Loans

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in February 2022 after the IPO and there was no amount outstanding as of September 30, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2022, and December 31, 2021, $70,000 and $0, respectively, have been incurred under this arrangement.

Due to affiliate

As of September 30, 2022, the amount of $92,689 has been accrued and shown as `Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

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

Note 7 – Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of December 31, 2021, there were 7,187,500 Class B ordinary shares outstanding. As of September 30, 2022, there were 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

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

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of September 30, 2022, the Company had 14,375,000 of Public Warrants and 9,763,333 of Private Warrants outstanding, respectively.

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

At September 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$296,459,899	—	—

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

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through September 30, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had a net income of $1,077,216 and $1,110,084, which consisted of operating expenses of $255,257 and $662,315 offset by interest income of $1,332,473 and $1,772,399, respectively.

For the three months ended September 30, 2021, we had a net loss of $15,310, and for the period from February 9, 2021 (inception) through September 30, 2021, we had a net loss of $24,720.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,372,916, net cash used in investing activities was $294,687,500 and net cash provided by financing activities was $296,593,545 mainly reflecting the proceeds of the IPO and subsequent deposit into the Trust Account.

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

As of September 30, 2022, the Company had $533,129 in its operating bank accounts, $296,459,899 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $957,781. As of September 30, 2022, $1,772,399 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for the extension, the remaining life of the Company as of September 30, 2022 is under 12 months. Management is currently assessing the need for the extension vote in the future.

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

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in January 2022 after the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2022, and December 31, 2021, we incurred $70,000 and $0, respectively, in fees for these services.

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

Due to affiliate

As of September 30, 2022, the amount of $92,689 has been accrued and shown as `Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Other than disclosed below, there have been no material changes from the risk factors previously disclosed in the Company’s final prospectus, as filed with the SEC on February 22, 2022.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. If we have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and if we do not expect to complete our initial business combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct American Stock Transfer & Trust Company, LLC, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.25 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

POWERUP ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Jack Tretton
	Name:	Jack Tretton
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Michael Olson
	Name:	Michael Olson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)