Form 10-K
period 2022-12-31
PowerUp Acquisition Corp.
filed 2023-03-21
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41293

PowerUp Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

188 Grand Street Unit #195 New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (347) 313-8109

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	PWUPU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, included as part of the units	PWUP	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share, included as part of the units	PWUPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York

The aggregate market value of the voting stock (ordinary shares) held by non-affiliates of the registrant as of the close of business on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $286,925,000 based on the closing sale price of the Class A ordinary shares on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

As of March 20, 2023, there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association adopted on February 17, 2022;
●	“AST” are to American Stock Transfer & Trust Company, our transfer agent, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“board of directors” or “board” are to the board of directors of the Company;
●	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Period” are to any extended time that we have to consummate a business combination beyond May 23, 2023 as a result of a shareholder vote to amend our amended and restated memorandum and articles of association;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 23, 2022;
●	“initial shareholders” are to the holders of our founder shares immediately prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“placement warrants” are to the 9,763,333 redeemable warrants purchased by our sponsor in the private placement;
●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares; provided that our initial shareholders’ status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Sponsor” is to PowerUp Sponsor LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in which an amount of $294,687,500 ($10.25 per unit) from the net proceeds of the sale of the units in the initial public offering and a portion of the net proceeds of the sale of the placement warrants was placed following the closing of our initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share and one-half of one redeemable warrant;
●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and
●	“we,” “us,” “our,” “Company” or “our company” are to PowerUp Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited, to those factors described under Item 1A of this Report under the heading “Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on February 9, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. To date, our efforts have been limited to organizational activities related to our initial public offering and our search for a suitable target for a potential business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While we may pursue an initial business combination with a company in any business, industry, sector or geographic location, we are concentrating our efforts on pursuing an acquisition opportunity within the interactive media, digital media, sports, entertainment, and/or leisure, with a particular focus on video gaming, gaming adjacent, and new metaverse video gaming businesses. However, we may pursue an initial business combination opportunity in any industry or sector (subject to certain limitations described in this prospectus).

Initial Public Offering

On February 23, 2022, we consummated our initial public offering of 28,750,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000. Prior to the closing of our initial public offering, the underwriters for our initial public offering exercised their over-allotment option in full.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 9,763,333 warrants at a purchase price of $1.50 per warrant, generating gross proceeds to the Company of $14,645,000.

A total of $294,687,500, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by AST, acting as trustee.

We must complete our initial business combination by May 23, 2023 (or by the end of any Extension Period). If our initial business combination is not consummated by May 23, 2023 (or by the end of any Extension Period if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Our Leadership

Our management team and board consist of seasoned industry executives that possess deep collective understanding of interactive media, digital media, sports, entertainment, and leisure, as well as the evolution of these sectors and market opportunities.

Target Industry Overview

We believe that many of the world’s most popular entertainment experiences and franchises are in gaming, and the category is intertwined with, and helps drive, other types of media (e.g., film and TV, sports, and music). In fact, according to IDC, the $203 billion game industry is the fastest growing part of the global media and entertainment industry and has grown 19% in 2020. IDC also reports that mobile gaming represents approximately half of the category and grew 22% year-over-year. Globally, there are close to 2.7 billion gamers, a number growing 5-6% per annum, and nearly 40% of gamers are over the age of 35. This user base is also highly engaged. As many as 60% play daily, with the average player playing for over six hours a week, according to the ESA and Limelight Networks, respectively.

The industry is expected to sustain a compound annual growth rate of 9% from 2019 to 2022. We anticipate that players, playtime per player, and spend per player will all increase.

Gaming and Gaming Adjacent Industry Trends

The gaming vertical is incredibly rich and diverse, spanning game studios, publishers, technology and infrastructure providers, and many other adjacencies including training, esports, betting, player networks, matchmaking, etc. Our core themes are as follows:

●	Social Games Without Game-Like Objectives: We believe that the most popular gaming experiences today are focused not on game-like objectives such as “win”, “shoot”, “kill”, “score” or “defeat”, but on non-game-like ones such as “share”, “create”, “express”, “build” and “identify”. Among the best-selling games on Nintendo Switch, Animal Crossing New Horizons has sold more units (31 million) than The Legend of Zelda: Breath of the Wild (21 million) or Super Mario Odyssey (20 million). Among Us, a social deduction game, had 500 million active players in November 2020, even though its developer, Innersloth, has a small team of employees.
●	Multiplayer Games: We believe that these titles benefit from powerful network effects that drive player stickiness, spending, and engagement time. In success, a multiplayer game can reach tens of millions of players per month for years and generate a series of spinoffs.
●	Multiplayer gaming technology and infrastructure: As multiplayer and social games become more global, cross-platform, capable, important and lucrative, we believe the technologies required to support them will become more critical, differentiated and valuable.
●	Games with Rich User Economies: We anticipate that titles will continue to benefit from virtual economies, marketplaces, and user-generated content toolsets. We believe that, even with smaller user bases, games with rich user economies can be highly profitable and grow both quickly and enormously.
●	Cross-Platforms Tools: Engines, toolsets, and other technologies that allow for amateur or independent developers to more easily, efficiently, and profitably create games.
●	Cloud Gaming: Game delivery technologies, from arcade to PC, console, mobile, and AR have unlocked billions of dollars in new user-spend and created brand new studios, publishers, intellectual property and supporting technology companies. NewZoo estimates that cloud gaming market revenue will rise from $585 million in 2020 to $4.8 billion by 2023.
●	Video Game Broadcasting: The live streaming of video game related content has gained significant traction in recent years, growing exponentially due to platforms such as Twitch (Amazon) and YouTube (Google). According to Streamlabs, nearly 7.5 billion hours of streamed gaming content was watched globally in Q3 ‘20 alone, representing growth of 91.8%, year over year. We anticipate that this will lead to brand new experiences, brands, and companies.

Metaverse

The trends described above demonstrate the continuing evolution of the video game industry and video game adjacencies towards a more integrated digital economy.

Three extremely important metaverse sectors for PowerUp to explore are Virtual Platforms, Payments, and Content, Services, and Assets.

It is already clear that Web3 infrastructure will play a major role in the future of games, with new ways to trade and own in-game assets and create true user owned and managed economies.

Many new companies, growing as rapidly as blockchain games, will emerge to service the metaverse. Tim Sweeney, the founder and CEO of Epic Games, believes the metaverse has the potential to be a “multi-trillion-dollar part of the world economy.”

This past year blockchain based games like Axie Infinity ($30B Coin market cap), Dapper Labs with NBA Top Shot, and NFT communities like Bored Ape Yacht Club and CryptoPunks have commanded the collective consciousness of tech, gaming, and beyond.

In Q3 2021 NFT growth exploded and there is still much room to grow as only 280,000 people in the world trade NFTs. That equates to just 0.01% of gamers across the world. Among the specific elements driving the Q3 NFT surge were Axie infinity, NBA Top Shot, and digital art (e.g. Bored Apes, CryptoPunks and ArtBlocks), as well as celebrities and athletes with their own NFT collections.

We believe these industries provide significant incremental opportunities to explore. Emergen Research estimates the metaverse market size at $48 billion in 2020 growing at a 43% CAGR to $829 billion by 2028 and Grand View Research estimates the global blockchain technology market to reach $395 billion by 2028 based on a CAGR of 82% from 2021 to 2028. As these emerging trends drive incremental revenue and growth in the market, our potential targets could benefit as well.

Acquisition Criteria

We have established the criteria and guidelines listed below in accordance with our strategy, which we believe are important in evaluating prospective targets. However, may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Competitive Position: The target company has a defensible market position in relation to their competitors. This defensibility may come from technology, brand, intellectual property, scale, or talent, among other attributes.
●	Management Team: The management team of the target company can execute on compelling growth strategies and/or recruit talented individuals to help execute the business strategy.
●	Inflection Point: The target company is at an inflection point, and the expertise of our management team combined with capital can improve financial performance.
●	Unrecognized Value: The target company is undervalued relative to market comps and/or as evaluated by our management team of seasoned public company officers and experts. In addition, our management team believes we can help the target company evaluate and improve its strategy and corporate governance, leading to successful value creation and re-valuation.
●	Growth: The target company is in a position to increase its growth rates, whether organically or inorganically, and our management team can help to accelerate that growth through supporting innovation of additional products or services or advising on strategic transactions.
●	Scalable Platform: The target company participates in markets of sufficient scale with the potential to achieve meaningful scale after the initial business combination, organically or through add-on acquisitions.
●	Risk-Adjusted Return: We believe that an acquisition of the target company will offer our shareholders attractive risk-adjusted returns on their investments.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet any or all of the above criteria and guidelines, we intend to disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in our prospectus dated February 17, 2022, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct a comprehensive due diligence review. That due diligence review may include, among other things, financial statement analysis, document reviews, meetings with the target’s management and other employees, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor or a member of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor or a member of our management team, we, or a committee of independent and disinterested directors, intend to obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our directors and officers presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities.

Initial Business Combination

So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. Our board of directors intends to make the determination as to fair market value of our initial business combination. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target business, there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such target is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. If our board of directors is unable to independently determine the fair market value of the target business or businesses, we intend to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by enhancing a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter.

Until the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the Nasdaq will consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have not utilized these exemptions and have complied with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Financial Position

With funds available for a business combination initially in the amount of $283,875,000, assuming no redemptions and after payment of $10,812,500 of deferred underwriting commissions), before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy solicitation materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of the IPO, we adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy solicitation materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, our directors, and our officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares held by them, and any public shares they may acquire during or after this offering in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. In addition, if accepting all properly submitted redemption requests in connection with an amendment we seek to make to our amended and restated memorandum and articles of association would cause our net tangible assets to be less than $5,000,001, we would not proceed with the amendment or the related redemption of our public shares at such time.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

file proxy solicitation materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy solicitation materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after the IPO in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 20.0% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares”, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our sponsor or our management team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy solicitation materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until May 23, 2023 (or until the end of any Extension Period) to consummate an initial business combination. If we have not consummated an initial business combination by May 23, 2023 or by the end of any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by May 23, 2023 or by the end of any Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares (but will retain such rights for any public shares) they hold if we fail to consummate an initial business combination by May 23, 2023 or by the end of any Extension Period (although the initial shareholders, and each member of our management team will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders and each member of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 23, 2023 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any member of our management team or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining from the funds held outside the trust account (approximately $497,259 as of December 31, 2022), together with up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that such parties will execute such agreements or, even if such parties execute such agreements, that such parties would be prevented from bringing claims against the trust account for, among other things, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, the underwriters of our initial public offering and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the trust account. Further, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or other affiliates will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Recourse against us and our sponsor will be limited as noted herein; there will not be any recourse against any of our affiliates other than sponsor as noted herein.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.25 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. However, there is no guarantee that such parties will execute such agreements or, even if such parties execute such agreements, that such parties would be prevented from bringing claims against the trust account for, among other things, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $497,259 (based on the amount held outside of the trust account as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by May 23, 2023 or by the end of any Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 23, 2023 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by May 23, 2023 or by the end of any Extension Period with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources greater than ours. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from any forward-looking statements in this Report are any of the risks described in our final prospectus for our initial public offering filed with the SEC and the risks described in this Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC and declared effective by the SEC on February 17, 2022.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial business combination and liquidate the trust account.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

restrictions on the nature of our investments; and

restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

registration as an investment company with the SEC;

adoption of a specific form of corporate structure; and

reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

As a result, if we were deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and liquidate the trust account.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

To that end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust account, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term, we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

Certain proposed rules issued by the SEC on March 30, 2022 would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the proposed rules, including the proposed safe harbor rule, have not yet been adopted, and may be adopted in a revised form, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

Notwithstanding whether or not the proposed rules are adopted by the SEC, we may be deemed to be an investment company under the Investment Company Act. As a SPAC, we were formed for the sole purpose of completing an initial business combination. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary of our IPO, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we will liquidate the securities held in the trust account prior to the end of the 24-month period after the effective date of our IPO registration statement, or February 17, 2024, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation. Further, if we do not invest the proceeds held in the trust account as discussed above, we may be deemed to be subject to the Investment Company Act, and the loss you may suffer as a result of being deemed subject to the Investment Company Act may be greater than if we liquidated the securities held in the trust account and instead held such funds in cash.

We do not believe that our principal activities will subject us to regulation under the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the business combination. In such circumstances, we would expect to abandon our efforts to complete the business combination and liquidate the trust account. If we are unable to complete our initial business combination within the required time period and are required to liquidate the trust account, our public stockholders may receive only approximately $10.40 per share (based on the amount in the trust account as of December 31, 2022), or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are required to liquidate, you may lose all or part of your investment in the Company and our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire and become worthless.

In order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or February 17, 2024, instruct the Trustee to hold all funds in the trust account in cash until the earlier of the consummation of the business combination or our liquidation. Any decision to hold all funds in the Trust Account in cash would likely reduce the amount our public stockholders would receive upon any redemption or liquidation.

While the funds in our trust account may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, we will, prior to the end of the 24-month period after the effective date of our IPO registration statement, or February 17, 2024, instruct the trustee to hold all funds in the trust account in cash until the earlier of the consummation of the business combination or our liquidation in order to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act. Any decision to hold all funds in the trust account in cash, combined with any permitted withdrawals of interest held in the trust account to pay our taxes, would likely reduce the effective yield on the amounts in the trust account and the amount our public shareholders would receive upon any redemption or liquidation.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may receive only approximately $10.40 per share (based on the amount in the trust account as of December 31, 2022), and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Military conflict in Ukraine or elsewhere (including increased tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increased tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares, units and warrants are listed on the Nasdaq Global Market (“Nasdaq”). We are subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our Class A ordinary shares include, among other things, the requirement to maintain at least 400 public holders and at least 500,000 publicly held shares.

We expect that if our Class A ordinary shares fail to meet Nasdaq’s continued listing requirements, our units and warrants will also fail to meet Nasdaq’s continued listing requirements for those securities. We cannot assure you that any of our ordinary shares, units or warrants will be able to meet any of Nasdaq’s continued listing requirements. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

a limited availability of market quotations for our securities;

reduced liquidity for our securities;

a determination that our Class A ordinary shares constitute a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

a limited amount of news and analyst coverage;

and a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A ordinary shares, units and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our executive offices at 188 Grand Street, Unit #195, New York, NY 10013. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “PWUPU,” “PWUP” and “PWUPW,” respectively. Our units commenced public trading on February 18, 2023, and our Class A ordinary shares and warrants commenced public trading separately on April 11, 2022.

(b) Holders

On March 20, 2023, there were one holder of record of our units, one holder of record of our Class A ordinary shares and one holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On February 23, 2022, we consummated our initial public offering of 28,750,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000. Prior to the closing of our initial public offering, the underwriters for our initial public offering exercised their over-allotment option in full, which we announced in a press release issued on February 23, 2022.

A total of $294,687,500, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by AST, acting as trustee.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through December 31, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $3,340,238, which consisted of interest income of $4,316,583, offset by operating expenses of $976,345.

For the period from February 9, 2021 (inception) through December 31, 2021, we had a net loss of $25,475, which consisted of formation expenses.

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

For the year ended December 31, 2022, net cash used in operating activities was $1,408,786, net cash used in investing activities was $294,687,500 and net cash provided by financing activities was $296,593,545 mainly reflecting the proceeds of the IPO and subsequent deposit into the Trust Account.

For the period from February 9, 2021 (inception) through December 31, 2021, net cash used in operating activities was $238,596 and net cash provided by financing activities was $238,596 mainly reflecting proceeds from the notes payable- related party.

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

As of December 31, 2022, the Company had $497,259 in its operating bank accounts, $299,004,083 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $797,229. As of December 31, 2022, $4,316,583 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has until May 23, 2023 to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the closing of the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for the extension, the remaining life of the Company as of December 31, 2022 is under 12 months. Management is currently assessing the need for the extension vote in the future.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of December 31, 2022, and 2021, we incurred $100,000 and $0, respectively, in fees for these services.

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

Due to affiliate

As of December 31, 2022, the amount of $122,689 has been accrued and shown as `Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is non-interest bearing and due on demand and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Ordinary shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Recently Adopted Accounting Standards

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 following Item 16, which comprise a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded process, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Bruce Hack	74	Executive Chairman and Director
Jack Tretton	61	Chief Executive Officer and Director
Michael Olson	44	Chief Financial Officer
Gabriel Schillinger	33	President
Peter Blacklow	54	Independent Director
Julie Uhrman	48	Independent Director
Kyle Campbell	35	Independent Director

The experience of our directors and executive officers is as follows:

Bruce Hack serves as our Executive Chairman and a member of our board of directors. He led one of the video game industry’s most successful companies and co-led market-leading firms in the broader media and technology space. Mr. Hack was director then chairman of Technicolor SA from 2010 to 2019. Prior, he was a principal in the creation of Activision Blizzard and served as the company’s vice chairman from 2008 to 2009. Mr. Hack was chief executive officer of Vivendi Games from 2004 to 2008, where he architected one of the largest turnarounds in video game history and launched Blizzard’s World of Warcraft, one of the decade’s defining online games. He was vice chairman of the Universal Music Group from 1998 to 2001 and chief financial officer of Universal Studios from 1995 to 1998. He joined The Seagram Company in 1982 after serving as an international trade negotiator at the U.S. Treasury in Washington, D.C. Amongst his roles at The Seagram Company were chief financial officer of Tropicana Products, Inc. and director of strategic planning. Mr. Hack is the founder and chief executive officer of BLH Venture, a provider of consulting and investment services to companies in the media and entertainment sectors. Mr. Hack is a director at Games for Change, a member of Endeavor Global, and on advisory councils for both the Hamilton Lugar School for Global and International Studies at Indiana University and the Cornell University College of Arts and Sciences. He earned a Bachelor of Arts degree from Cornell University and an M.B.A. from the University of Chicago.

Jack Tretton serves as our Chief Executive Officer and a member of our board of directors. Mr. Tretton, with a 35-year career in gaming, is one of the great leaders in the last 25 years of console video gaming. Mr. Tretton was at Sony Computer Entertainment America from 1995 to 2014, serving as president and chief executive officer from 2006 to 2014. Mr. Tretton helped establish the PlayStation brand as a worldwide leader in interactive entertainment. Mr. Tretton received credits on over 200 titles at Sony, with an average of 74% gross IRR. Under his leadership, Sony’s in-house titles posted stronger sales trends versus the overall industry average, with an average outperformance of 42% for AAA releases. During his tenure, Sony’s global video game revenue grew from $1.9 billion in the fiscal year ending March 1995 to $11.6 billion in the fiscal year ending March 2015. Sony PlayStation outperformed the top competitors across several key dimensions in combined hardware and software revenues. In 2014, Mr. Tretton founded Interactive Concepts LLC, a consulting firm that provides management, research, fundraising, and publishing services for over 30 different clients including Fortune 500 companies. In 2018, Mr. Tretton founded Interactive Gaming Ventures. Prior to Sony, Mr. Tretton was General Manager at JVC Musical Industries from 1991 to 1995 and Vice President of Sales at Activision from 1986 to 1991. Mr. Tretton graduated from Providence College with a Bachelor of Science, Marketing.

Michael Olson serves as our Chief Financial Officer. Mr. Olson is currently the chief financial officer of Version1, a multi-property esports organization. Previously, Mr. Olson was a managing director and senior equity research analyst at Piper Sandler (formerly Piper Jaffray & Co.). Mr. Olson spent 19 years at Piper Sandler from 2001 to 2020 covering the video game, internet and digital media sectors. Mr. Olson earned an undergraduate degree in Business (Finance, Investments and Banking) from the University of Wisconsin-Madison.

Gabriel Schillinger serves as our President. Mr. Schillinger was founder and chief executive officer of Gamma Innovations, which created a distributed computing platform that was powered by almost a million gamers across the globe as of June 2019. Gamma Innovations partnered with Razer, a lifestyle brand for gamers, to launch Softminer in 2018. Mr. Schillinger led the sale of Gamma to Animoca Brands in 2019. Prior to Gamma, Mr. Schillinger founded BIM Networks in 2009, a mobile payments company that provides an alternative ACH platform for quick service retail merchants. Mr. Schillinger graduated from New York University.

Peter Blacklow serves as a member of our board of directors, chairs our compensation committee, and serves as a member of our audit committee. Mr. Blacklow is a general partner at Boston Seed Capital and co-founded the fund in 2010. Mr. Blacklow serves on the boards of Reggora, Alyce, QL Gaming Group, Beamable, and is co-chairman and co-founder of Drive by DraftKings. Mr. Blacklow served as executive vice president of digital at the Game Show Network from 2006 to 2013. Previously, Mr. Blacklow served as chief marketing officer for WorldWinner/FUN Technologies from 2003 to 2006. Prior to that, Mr. Blacklow was senior vice president of marketing at Monster.com from 1999-2003. Before Monster.com, Mr. Blacklow ran the global basketball business unit at Converse from 1995-1999. Mr. Blacklow received a Bachelor of Arts degree from Harvard University.

Julie Uhrman serves as a member of our board of directors, chairs our audit committee, and serves as a member of our compensation committee. Ms. Uhrman is a founder, chief executive officer, and president of Angel City Football Club, the National Women’s Soccer League’s newest professional women’s soccer team launching in Los Angeles in 2022. Ms. Uhrman most recently was the president of media for PEI, a global media and lifestyle company, from 2018-2020, where she oversaw the company’s media offerings across all verticals. Previously, Ms. Uhrman served as executive vice president and general manager of Over-The-Top Ventures for Lionsgate, building and managing the company’s multiple streaming franchises, from 2016-2018. In 2013, Ms. Uhrman founded and was chief executive officer of OUYA, a pioneering android-based game console for the living room, which raised a record-breaking $8.6 million through Kickstarter and then went on to secure venture funding from Kleiner Perkins and Alibaba before selling to Razer in 2015. Ms. Uhrman has been named one of Adweek’s 2020 Most Powerful Women In Sports, one of the 100 Most Creative People in Business by Fast Company and one of the Creative 50 by Ad Age. Ms. Uhrman graduated from Washington University in St. Louis and received her MBA from UCLA Anderson School of Business.

Kyle Campbell serves as a member of our board of directors and a member of our audit committee. Since May 2021, Mr. Campbell has served as a senior analyst at Greenhaven Road Capital, a long-term investment manager seeking to invest in opportunities off the beaten path, where he has gained extensive knowledge and experience with SPAC structures, incentives, and PIPE transactions. Mr. Campbell was formerly the Chief Financial Officer of a single-family office, a position he held from 2015 to 2019, where he oversaw all accounting, investment, and capital allocation decisions. Mr. Campbell holds a B.S. degree in Business from Bellevue University and a Master of Business Administration from the Columbia Business School.

Family Relationships

There are no family relationships between any of our current officers or directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our founder shares voting in a general meeting. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a 3-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a chairman, a chief executive officer, a president, a chief operating officer, chief financial officer, vice presidents, a secretary, assistant secretaries, a treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has No material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules prior to completion of the initial public offering. A majority of our board of directors is comprised of independent directors to comply with the majority independent board requirement in Rule 5605(b) of the Nasdaq listing rules.

Our board of directors has determined that Peter Blacklow, Kyle Campbell and Julie Uhrman are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Controlled Company Status

Until the completion of our initial business combination, only holders of our founder shares have the right to vote on the appointment of directors. As a result, the Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in provisions, the rules of the Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors; provided that if no such nominating committee exists, such selection or recommendation may be made by independent directors constituting a majority of the board’s independent directors.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Julie Uhrman, Peter Blacklow and Kyle Campbell are members of our audit committee, and Ms. Uhrman serves as the chairman of the audit committee. Our board of directors has determined that each of Ms. Uhrman, Mr. Blacklow and Mr. Campbell are independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Uhrman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website and details the principal functions of the audit committee, including:

assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with leg and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;

the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

setting clear hiring policies for employees or former employees of the independent auditors;

setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Blacklow, Ms. Uhrman and Mr. Campbell. In accordance with Rule 5605 of the Nasdaq rules, each of Mr. Blacklow, Ms. Uhrman and Mr. Campbell is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association. However, prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. Our board of directors may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Blacklow and Ms. Uhrman. Mr. Blacklow serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors, subject to certain phase-in provisions. Our board of directors has determined that each of Mr. Blacklow and Ms. Uhrman is independent.

We have adopted a compensation committee charter, which is available on our website and details the principal functions of the compensation committee, including:

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

reviewing and making recommendations to our board of directors with respect to the compensation, any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

reviewing our executive compensation policies and plans;

implementing and administering our incentive compensation equity-based remuneration plans;

assisting management in complying with our proxy statement and annual report disclosure requirements;

approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

producing a report on executive compensation to be included in our annual proxy statement; and

reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to this offering to be paid either prior to or in connection with our initial business combination.

Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct, which we refer to as the Code of Ethics, applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics, audit committee charter and compensation committee charter as exhibits to our registration statement on Form S-1 (File No. 333-261941), which exhibits are incorporated by reference as exhibits to this Report. You may review these documents by accessing our public filings at the SEC’s web site at sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be described, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-transaction business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 20, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

In the table below, percentage ownership is based on 35,937,500 ordinary shares, consisting of (i) 28,750,000 Class A ordinary shares and (ii) 7,187,500 Class B ordinary shares, issued and outstanding as of March 20, 2023. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Control
PowerUp Sponsor LLC (our sponsor)(3)	—	—	7,187,500	100%	20.0%
Bruce Hack(3)	—	—	7,187,500	100%	20.0%
Jack Tretton	—	—	—	—	—
Michael Olson	—	—	—	—	—
Gabriel Schillinger(3)	—	—	—	—	—
Peter Blacklow
Julie Uhrman	—	—	—	—	—
Kyle Campbell	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	—	—	7,187,500	100%	20.0%
Five Percent Holders
Saba Capital Management, L.P. (4)	2,002,496	7.0%	—	—	5.6%
Glazer Capital, LLC (5)	2,235,295	7.8%	—	—	6.2%
Adage Capital Partners, L.P. (6)	2,100,000	7.3%	—	—	5.8%

*Less than 1%

(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o PowerUp Acquisition Corp., 188 Grand Street, Unit #195, New York, NY 10013.
(2)Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in this Report.
(3)Our sponsor is the record holder of such shares. Messrs. Hack and Schillinger are the managing members of our sponsor. As such, each of Messrs. Hack and Schillinger has voting and investment discretion with respect to the founder shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the founder shares held directly by our sponsor. Each of Messrs. Hack and Schillinger disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(4)According to Schedule 13G/A filed jointly with the SEC on February 14, 2023 by Saba Capital Management, LP, a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Mr. Boaz R. Weinstein, a United States citizen, and represents shares held by Saba Capital. The address of the business office of each of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)According to Schedule 13G filed jointly with the SEC on February 14, 2023 by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) and Mr. Paul Glazer, a United States citizen, and represents shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager. The address and business office of each of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
(6)According to Schedule 13G filed jointly with the SEC on March 7, 2022 by Adage Capital Partners, L.P., a Delaware limited partnership, Adage Capital Partners GP, L.L.C., a Delaware limited liability company, Adage Capital Advisors, L.L.C., a Delaware limited liability company, Robert Atchinson, a United States citizen, and Phillip Gross, a United States citizen. The address and business office of each of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 16, 2021, our sponsor paid an aggregate purchase price of $25,000, or approximately $0.0029 per share, to subscribe for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by our sponsor, our company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. On February 11, 2022, we effected a 1.11111111-for-1.0 share dividend of our ordinary shares, such that our sponsor owned an aggregate of 7,187,500 founder shares, for a resulting purchase price of approximately resulting in a purchase price of approximately $0.0035 per share. As a result of the underwriters’ election to fully exercise their over-allotment option, none of the 937,500 founder shares that were subject to forfeiture by our sponsor were forfeited.

Our sponsor purchased an aggregate of 9,763,333 private placement warrants at a purchase price of $1.50 per warrant, for an aggregate purchase price of $14,645,000, in a private placement that occurred simultaneously with the closing of our initial public offering. The placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, then, subject to his or her fiduciary duties under Cayman Islands law, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 188 Grand Street, Unit #195, New York, NY 10013. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or its affiliates for office space and administrative and support services,. Upon completion of our initial business combination or our liquidation, we expect to cease paying these monthly fees.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 and the closing of our initial public offering, which occurred on February 23, 2022. The loan was repaid upon the closing of our initial public offering out of the portion of the proceeds from our initial public offering and the sale of placement warrants that were allocated for the payment of offering expenses (other than underwriting discounts and commissions) and were not held in the trust account.

In addition, our sponsor or an affiliate of our sponsor may, but is not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans made available by our sponsor or its affiliates may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be described, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-transaction business to determine officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, placement warrants (and the Class A ordinary shares issuable upon their exercise), and warrants (and the Class A ordinary shares issuable upon their exercise) issued upon conversion of working capital loans (if any), which was filed as an exhibit to the Registration Statement.

We have entered into indemnity agreements with each of our officers and directors, a form of which has been filed as an exhibit to our Registration Statement. These agreements require us to indemnify these individuals and entity to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related Party Policy

In connection with the consummation of the initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the Registration Statement and incorporated by reference as an exhibit to this Report.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and the period from February 9, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $44,000 and $39,000 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2022 and the period from February 9, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $0 and $65,000 for the services Marcum performed in connection with our Initial Public Offering.

Tax Fees. During the year ended December 31, 2022 and the period from February 9, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and the period from February 9, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following are filed with this report:
(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16. Form 10-K Summary.

Not applicable.

POWERUP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Powerup Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Powerup Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 21, 2023

POWERUP ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$497,259	$—
Prepaid expenses and other	600,493	—
Deferred offering cost	—	293,221
Total Current Assets	1,097,752	293,221
Prepaid expenses- noncurrent	80,170	—
Investments held in Trust Account	299,004,083	—
TOTAL ASSETS	$300,182,005	$293,221

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$180,634	$273
Accrued offering costs	—	54,827
Promissory note - related party	—	238,596
Due to affiliate	122,689	—
Total Current Liabilities	303,323	293,696
Deferred Underwriting fee payable	10,812,500	—
Total Liabilities	11,115,823	293,696

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 28,750,000 shares at redemption value of $10.25 per share.	299,004,083	—

Shareholders’ Deficit
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,187,500 issued and outstanding at December 31, 2022 and 2021	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(9,938,620)	(25,475)
Total Shareholders’ Deficit	(9,937,901)	(475)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$300,182,005	$293,221

The accompanying notes are an integral part of the financial statements.

POWERUP ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from
		February 9,
		2021 (Inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$976,345	$25,475
Total operating expenses	(976,345)	(25,475)
Other income:
Interest earned on investments held in Trust Account	4,316,583	—
Total other income, net	4,316,583	—
Net income (loss)	$3,340,238	$(25,475)

Weighted average shares outstanding of redeemable shares	24,496,575	—
Basic and diluted net income (loss) per share, redeemable shares	$0.11	$—
Weighted average shares outstanding of non-redeemable shares	7,187,500	6,250,000
Basic and diluted net income (loss) per share, non-redeemable shares	$0.11	$(0.00)

The accompanying notes are an integral part of the financial statements.

POWERUP ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

AND FOR THE PERIOD FROM FEBRUARY 9, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – February 9, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(25,475)	(25,475)
Balance – December 31, 2021	—	$—	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Sponsor	—	—	—	—	14,645,000	—	14,645,000
Remeasurement for redeemable shares to redemption value	—	—	—	—	(19,955,941)	(13,253,382)	(33,209,323)
Net income	—	—	—	—	—	3,340,238	3,340,238
Balance – December 31, 2022	—	$—	7,187,500	$719	$—	$(9,938,620)	$(9,937,901)

The accompanying notes are an integral part of the financial statements.

POWERUP ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
	Year Ended	February 9, 2021
	December 31,	(Inception) through
	2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,340,238	$(25,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(4,316,583)	—
Changes in operating assets and liabilities:
Prepaid expenses	(680,663)	—
Accrued offering costs	—	54,827
Deferred offering costs	—	(268,221)
Accounts payable and accrued expenses	125,533	273
Due to affiliate	122,689	—
Net cash used in operating activities	(1,408,786)	(238,596)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(294,687,500)	—
Net cash used in investing activities	(294,687,500)	—

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering net of underwriting fees	282,500,000	—
Proceeds from sale of private units	14,645,000	—
Repayment of promissory note - related party	(252,915)	—
Payment of offering costs	(298,540)	—
Proceeds notes payable - related party	—	238,596
Net cash provided by financing activities	296,593,545	238,596

NET CHANGE IN CASH	497,259	—
CASH, BEGINNING OF THE PERIOD	—	—
CASH, END OF THE PERIOD	$497,259	$—

Non-cash investing and financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$294,687,500	$—
Deferred underwriting commissions payable charged to additional paid in capital	$10,812,500	$—
Remeasurement of Class A ordinary shares to redemption value	$33,209,323	$—
Deferred offering costs included in accrued offering costs and due to affiliates	$—	$54,827
Payment of deferred offering costs by note payable - related party	$—	$220,421
Payment of expenses and deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

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

As of December 31, 2022, the Company had not commenced any operations. All activity from February 9, 2021 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of December 31, 2022, the Company had $497,259 in its operating bank accounts, $299,004,083 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $797,229. As of December 31, 2022, $4,316,583 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has 15 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”). Unless the shareholders vote for the extension, the remaining life of the Company as of December 31, 2022 is under 12 months. Management is currently assessing the need for the extension vote in the future.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $16,418,580. This amount was charged to shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the

Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2022, the redeemable ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus: Remeasurement of carrying value to redemption value	33,209,323
Redeemable ordinary shares subject to possible redemption at December 31, 2022	$299,004,083

Net Income (Loss) per Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”) Earnings and losses are shared pro rata between the two classes of shares, Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At December 31, 2022, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares.

	For year ended		For the period February 9, 2021
	December 31, 2022		(Inception) to December 31, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,582,508	$757,730	$—	$(25,475)
Denominator:
Weighted average shares outstanding	24,496,575	7,187,500	—	6,250,000
Basic and dilution net income (loss) per share	$0.11	$0.11	$—	$(0.00)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 28,750,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one whole Class A ordinary share at a price of $11.50 per whole share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT WARRANTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Related Party Loans

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in February 2022 after the IPO and there was no amount outstanding as of December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of December 31, 2022, and 2021, $100,000 and $0, respectively, have been incurred under this arrangement.

Due to affiliate

As of December 31, 2022, the amount of $122,689 has been accrued and shown as `Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued and outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of December 31, 2021, there were 7,187,500 Class B ordinary shares outstanding. As of December 31, 2022, there were 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

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

NOTE 8. WARRANTS

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

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of December 31, 2022, the Company had 14,375,000 of Public Warrants and 9,763,333 of Private Warrants outstanding, respectively.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$299,004,083	—	—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 17, 2022, by and between the Company and Citigroup Global Markets Inc., as representative of the several underwriters (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated February 17, 2022, by and among the Company, its officers, its directors and PowerUp Sponsor LLC (2)
10.2	Investment Management Trust Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, as trustee (2)
10.3	Private Placement Warrants Purchase Agreement, dated February 17, 2022, by and between the Company and PowerUp Sponsor LLC (2)
10.4	Registration Rights Agreement, dated as of February 17, 2022, by and between the Company and certain security holders (2)
10.5	Form of Indemnity Agreement, dated as of February 17, 2022, by and between the Company and each of the directors and officers of the Company (2)
10.6	Amended and Restated Promissory Note, dated as of January 14, 2022, issued to PowerUp Sponsor LLC (1)
10.7	Securities Subscription Agreement, dated as of February 16, 2021, by and between the Company and PowerUp Sponsor LLC (1)
14.1	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included as Exhibit 101)*

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 14, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 23, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: March 21, 2023	By:	/s/ Jack Tretton
Name: Jack Tretton
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ Jack Tretton	Jack Tretton	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2023

/s/ Michael Olson	Michael Olson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2023

/s/ Bruce Hack	Bruce Hack	Executive Chairman	March 21, 2023

/s/ Gabriel Schillinger	Gabriel Schillinger	President	March 21, 2023

/s/ Peter Blacklow	Peter Blacklow	Director	March 21, 2023

/s/ Julie Uhrman	Julie Uhrman	Director	March 21, 2023

/s/ Kyle Campbell	Kyle Campbell	Director	March 21, 2023