Form 10-Q
period 2023-03-31
PowerUp Acquisition Corp.
filed 2023-05-11
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of May 11, 2023 there were 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$315,152	$497,259
Prepaid expenses and other	591,303	600,493
Total current assets	906,455	1,097,752
Prepaid expenses - noncurrent	—	80,170
Investments held in Trust Account	302,201,081	299,004,083
TOTAL ASSETS	$303,107,536	$300,182,005

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$203,732	180,634
Due to affiliate	152,689	122,689
Total current liabilities	356,421	303,323
Deferred Underwriting fee payable	10,812,500	10,812,500
TOTAL LIABILITIES	11,168,921	11,115,823

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 28,750,000 shares as of March 31, 2023 and December 31, 2022, respectively	302,201,081	299,004,083

SHAREHOLDER’S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,187,500 issued and outstanding at March 31, 2023 and December 31, 2022	719	719
Additional paid-in capital	—	—
Accumulated deficit	(10,263,185)	(9,938,620)
Total shareholders’ deficit	(10,262,466)	(9,937,901)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$303,107,536	$300,182,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$324,565	$109,219
Total operating expenses	324,565	109,219
OTHER INCOME
Interest earned on investments held in Trust Account	3,196,998	21,393
Total other income	3,196,998	21,393
NET INCOME (LOSS)	$2,872,433	$(87,826)

Weighted average shares outstanding of redeemable shares	28,750,000	11,500,000
Basic and diluted net income (loss) per share, redeemable shares	$0.08	$(0.00)
Weighted average shares outstanding of non-redeemable shares	7,187,500	7,187,500
Basic and diluted net income (loss) per share, non-redeemable shares	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2023

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance - January 1, 2023	—	$—	7,187,500	$719	$—	$(9,938,620)	$(9,937,901)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(3,196,998)	(3,196,998)
Net income	—	—	—	—	—	2,872,433	2,872,433
Balance - March 31, 2023	—	$—	7,187,500	$719	$—	$(10,263,185)	$(10,262,466)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Sponsor	—	—	—	—	14,645,000	—	14,645,000
Remeasurement for Class A shares to redemption value	—	—	—	—	(19,955,941)	(8,936,799)	(28,892,740)
Net loss	—	—	—	—	—	(87,826)	(87,826)
Balance - March 31, 2022	—	$—	7,187,500	$719	$—	$(9,050,100)	$(9,049,381)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,872,433	$(87,826)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(3,196,998)	(21,393)
Changes in operating assets and liabilities:
Prepaid expenses	89,360	(1,175,360)
Accounts payable and accrued expenses	23,098	(36,033)
Due to affiliate	30,000	32,689
Net cash flows used in operating activities	(182,107)	(1,287,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(294,687,500)
Net cash flows used in investing activities	—	(294,687,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering net of underwriting fees	—	282,500,000
Proceeds from sale of private units	—	14,645,000
Payment of offering costs	—	(298,540)
Repayment of promissory note - related party	—	(252,915)
Net cash flows provided by financing activities	—	296,593,545

NET CHANGE IN CASH	(182,107)	618,122

CASH, BEGINNING OF THE PERIOD	497,259	—

CASH, END OF THE PERIOD	$315,152	$618,122

Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$294,687,500
Deferred underwriting commissions payable charged to additional paid in capital	$—	$10,812,500
Remeasurement of Class A ordinary shares to redemption value	$3,196,998	$—
Deferred offering costs included in accrued offering costs and due to affiliates	$—	$14,319

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

As of March 31, 2023, the Company had not commenced any operations. All activity from February 9, 2021 (inception) through March 31, 2023 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the unaudited condensed financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Going Concern

As of March 31, 2023, the Company had $315,152 in its operating bank account, $302,201,081 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $550,034. As of March 31, 2023, $7,513,581 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has 15 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”). Unless the shareholders vote for the extension, the remaining life of the Company as of March 31, 2023 is under 12 months. Management is currently assessing the need for the extension in the future.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 21, 2023. The interim results for the three month periods ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $16,418,580 as a result of the Initial Public Offering consisting of $5,000,000 underwriting fees, $10,812,500 of deferred underwriting fees payable, and $606,080 of other offering costs. This amount was charged to shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, 28,750,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the redeemable ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus:
Remeasurement of carrying value to redemption value	33,209,323
Redeemable ordinary shares subject to possible redemption at December 31, 2022	299,004,083
Plus:
Remeasurement of carrying value to redemption value	3,196,998
Redeemable ordinary shares subject to possible redemption at March 31, 2023	$302,201,081

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At March 31, 2023, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three month periods ended March 31, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the three months ended
	March 31,
	2023		2022

	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,297,946	$574,487	$(45,819)	$(42,007)

Denominator:
Weighted average shares outstanding	28,750,000	7,187,500	11,500,000	7,187,500

Basic and dilution net income (loss) per share	$0.08	$0.08	$(0.00)	$(0.01)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 28,750,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one whole Class A ordinary share at a price of $11.50 per whole share, subject to adjustment (see Note 8).

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

Related Party Loans

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2023 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in February 2022 after the IPO and there was no amount outstanding as of March 31, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2023 and 2022, the Company has incurred $30,000 and $10,000, respectively, of expenses under this arrangement.

Due to affiliate

As of March 31, 2023 and December 31, 2022, $152,689 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding (excluding 28,750,000 Class A ordinary shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of March 31, 2023 and December 31, 2022, there were 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

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

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of March 31, 2023, the Company had 14,375,000 of Public Warrants and 9,763,333 of Private Warrants outstanding, respectively.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
March 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$302,201,081	—	—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$299,004,083	—	—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements, other than as described below.

On April 13, 2023, the Company engaged Cohen & Company (“CCM”) as advisors in connection with seeking an extension for completing a Business Combination.   The Company will pay CCM the sum of (i) $300,000 plus (ii) 50,000 Class A ordinary shares payable at the close of business combination.

From April 27, 2023 to May 11, 2023, the Sponsor and the Company entered into several Non-Redemption Agreement and Assignment of Economic Interest (the “Non-Redemption Agreements”) with unaffiliated third parties in exchange for such third parties agreeing not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,200,000 Class A ordinary shares of the Company, par value $0.0001 per share, (the “Non-Redeemed Shares”), at the extraordinary general meeting called by the Company (the “Extraordinary General Meeting”) to seek shareholder approval of, among other things, an extension of time for the Company to consummate an initial business combination (the “Extension Amendment Proposal”) from May 23, 2023 to May 23, 2024, or such earlier date as determined by the board of directors of the Company in its sole and absolute discretion (the “Extension”). In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 600,000 Class B ordinary shares of the Company, par value $0.0001 per share, held by the Sponsor immediately following consummation of an initial business combination if such investors continues to hold such Non-Redeemed Shares through the Extraordinary General Meeting. The Non-Redemption Agreements are not expected to increase the likelihood that the Extension Amendment Proposal is approved by shareholders but will increase the amount of funds that remain in the Company’s trust account following the Extraordinary General Meeting.

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

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through March 31, 2023, the Company’s entire activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $2,872,433, which consisted of operating expenses of $324,565 offset by interest income of $3,196,998.

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

For the three months ended March 31, 2023, net cash used in operating activities was $182,107, net cash used in investing activities was $0 and net cash provided by financing activities was $0.

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

As of March 31, 2023, the Company had $315,152 in its operating bank account, $302,201,081 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $550,034. As of March 31, 2023, $7,513,581 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for the extension, the remaining life of the Company as of March 31, 2023 is under 12 months. Management is currently assessing the need for the extension in the future.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2023 and 2022, the Company has incurred $30,000 and $10,000, respectively, of expenses under this arrangement.

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

Due to affiliate

As of March 31, 2023 and December 31, 2022, $152,689 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this quarterly report, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 21, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Form of Non-Redemption Agreement (incorproated by reference to Exhibit 10.1 in the Current Report on Form 8-K filed on May 1, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: May 11, 2023	By:	/s/ Jack Tretton
	Name:	Jack Tretton
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Michael Olson
	Name:	Michael Olson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)