Form 10-Q
period 2023-06-30
PowerUp Acquisition Corp.
filed 2023-08-08
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023 there were 8,991,229 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$125,201	$497,259
Prepaid expenses and other	420,943	600,493
Total current assets	546,144	1,097,752
Prepaid expenses - noncurrent	—	80,170
Investments held in Trust Account	20,017,985	299,004,083
TOTAL ASSETS	$20,564,129	$300,182,005

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,667	180,634
Due to affiliate	182,689	122,689
Total current liabilities	284,356	303,323
Deferred Underwriting fee payable	—	10,812,500
TOTAL LIABILITIES	284,356	11,115,823

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption at redemption value, $0.0001 par value,1,803,729 and 28,750,000 shares as of June 30, 2023 and December 31, 2022, respectively	20,017,985	299,004,083

SHAREHOLDER’S EQUITY (DEFICIT)
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; 7,187,500 and 0 issued or outstanding at June 30, 2023 and December 31, 2022, respectively (excluding 1,803,729 and 28,750,000 shares subject to redemption as of June 30, 2023 and December 31, 2022, respectively)	719	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 0 and 7,187,500 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	719
Additional paid-in capital	10,812,500	—
Accumulated deficit	(10,551,431)	(9,938,620)
Total shareholders’ equity (deficit)	261,788	(9,937,901)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$20,564,129	$300,182,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$288,246	$297,840	$612,811	$407,058
Total operating expenses	288,246	297,840	612,811	407,058
Other income:
Interest earned on investments held in Trust Account	2,100,063	418,533	5,297,061	439,926
Total other income	2,100,063	418,533	5,297,061	439,926
Net income	$1,811,817	$120,693	$4,684,250	$32,868

Weighted average shares outstanding of redeemable shares	15,875,671	28,750,000	24,055,927	20,172,652
Basic and diluted net income per share, redeemable shares	$0.09	$0.00	$0.16	$0.00
Weighted average shares outstanding of non-redeemable shares	3,753,472	7,187,500	5,479,972	7,187,500
Basic and diluted net income per share, non-redeemable shares	$0.09	$0.00	$0.16	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance - January 1, 2023	—	$—	7,187,500	$719	$—	$(9,938,620)	$(9,937,901)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(3,196,998)	(3,196,998)
Net income	—	—	—	—	—	2,872,433	2,872,433
Balance – March 31, 2023	—	$—	7,187,500	$719	$—	$(10,263,185)	$(10,262,466)
Conversion of Class B shares to Class A	7,187,500	719	(7,187,500)	(719)	—	—	—
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(2,100,063)	(2,100,063)
Reduction of U/W Fee Payable	—	—	—	—	10,812,500	—	10,812,500
Contribution - shareholder non-redemption agreements	—	—	—	—	118,298	—	118,298
Shareholder non-redemption agreements	—	—	—	—	(118,298)	—	(118,298)
Net income	—	—	—	—	—	1,811,817	1,811,817
Balance - June 30, 2023	7,187,500	$719	—	$—	$10,812,500	$(10,551,431)	$261,788

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Sponsor	—	—	—	—	14,645,000	—	14,645,000
Remeasurement for redeemable shares to redemption value	—	—	—	—	(19,955,941)	(8,936,799)	(28,892,740)
Net loss	—	—	—	—	—	(87,826)	(87,826)
Balance – March 31, 2022	—	$—	7,187,500	$719	$—	$(9,050,100)	$(9,049,381)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(439,926)	(439,926)
Net income	—	—	—	—	—	120,693	120,693
Balance - June 30, 2022	—	$—	7,187,500	$719	$—	$(9,369,333)	$(9,368,614)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,684,250	$32,868
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,297,061)	(439,926)
Changes in operating assets and liabilities:
Prepaid expenses	259,720	(1,010,601)
Accounts payable and accrued expenses	(78,967)	28,676
Due to affiliate	60,000	62,689
Net cash flows used in operating activities	(372,058)	(1,326,294)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(294,687,500)
Cash withdrawn from Trust Account in connection with redemptions	284,283,159	—
Net cash flows provided (used) in investing activities	284,283,159	(294,687,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering net of underwriting fees	—	282,500,000
Proceeds from sale of private units	—	14,645,000
Payment of offering costs	—	(298,540)
Repayment of promissory note - related party	—	(252,915)
Redemption of ordinary shares	(284,283,159)	—
Net cash flows (used in) provided by financing activities	(284,283,159)	296,593,545

NET CHANGE IN CASH	(372,058)	579,751

CASH, BEGINNING OF THE PERIOD	497,259	—

CASH, END OF THE PERIOD	$125,201	$579,751

Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$294,687,500
Forgiveness of the deferred underwriting commissions payable charged to additional paid in capital	$(10,812,500)	$10,812,500
Remeasurement of Class A ordinary shares to redemption value	$5,297,061	$—
Deferred offering costs included in accrued offering costs and due to affiliates	$—	$14,319
Sponsor shares contributed for no redemption of shares	$118,298	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity from February 9, 2021 (inception) through June 30, 2023 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO amounted to $16,418,580, consisting of $5,000,000 of underwriting fees, $10,812,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $606,080 of other costs. As described in Note 6, the $10,812,500 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by May 23, 2024, subject to the terms of the underwriting agreement. On June 28, 2023, the underwriters of the Initial Public Offering, agreed to waive their entitlements to the deferred underwriting commissions of $10,812,500 pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

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

On May 18, 2023, the Company held an extraordinary general meeting of shareholders (the "Extraordinary General Meeting"). At the Extraordinary General Meeting, the Company's shareholders approved an amendment to the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from May 23, 2023 to May 23, 2024 (the "Extension Amendment").

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 26,946,271 of the Company's ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.55 per share, for an aggregate of approximately $284 million.

Following the Extraordinary General Meeting, on May 18, 2023, the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis (the “Conversion”). As a result, 7,187,500 of the Company’s Class B ordinary shares were cancelled and 7,187,500 of the Company’s Class A ordinary shares were issued to converting Class B shareholders.

On April 13, 2023, the Company engaged Cohen & Company (“CCM”) as advisors in connection with seeking an extension for completing a Business Combination. The Company will pay CCM the sum of (i) $300,000 plus (ii) 50,000 Class A ordinary shares payable at the close of business combination.

If the Company is unable to complete a Business Combination by May 23, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

As of June 30, 2023, the Company had $125,201 in its operating bank account, $20,017,985 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of $261,788. As of June 30, 2023, $9,613,644 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company had 15 months from the closing of the IPO to consummate an initial business combination. On May 18, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from May 23, 2023 to May 23, 2024 (the “Extension Amendment”). The remaining life of the Company as of June 30, 2023 is under 12 months.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 21, 2023. The interim results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 1,803,729 and 28,750,000 ordinary shares, respectively. subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the redeemable ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus:
Remeasurement of carrying value to redemption value	33,209,323
Redeemable ordinary shares subject to possible redemption at December 31, 2022	299,004,083
Plus:
Remeasurement of carrying value to redemption value	3,196,998
Redeemable ordinary shares subject to possible redemption at March 31, 2023	302,201,081
Less:
Redemption	(284,283,159)
Plus:
Remeasurement of carrying value to redemption value	2,100,063
Redeemable ordinary shares subject to possible redemption at June 30, 2023	$20,017,985

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Redeemable Ordinary Shares (the “Ordinary Shares”) and Non-Redeemable Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At June 30, 2023, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six month periods ended June 30, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income per common share is the same as basic income per common share for the all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For the three months ended
	June 30,
	2023		2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,465,363	$346,454	$96,554	$24,139
Denominator:
Weighted average shares outstanding	15,875,671	3,753,472	28,750,000	7,187,500
Basic and dilution net income per share	$0.09	$0.09	$0.00	$0.00

	For the six months ended
	June 30,
	2023		2022

	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,815,153	$869,097	$24,234	$8,634

Denominator:
Weighted average shares outstanding	24,055,927	5,479,972	20,172,652	7,187,500

Basic and dilution net income per share	$0.16	$0.16	$0.00	$0.00

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

Related Party Loans

On February 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2023 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in February 2022 after the IPO and there was no amount outstanding as of June 30, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended June 30, 2023 and 2022, the Company has incurred $30,000 of expenses under this arrangement. For the six months ended June 30, 2023 and 2022, the Company has incurred $60,000 and $40,000, respectively, of expenses under this arrangement.

Due to affiliate

As of June 30, 2023 and December 31, 2022, $182,689 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration rights agreement dated February 17, 2022. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On June 28, 2023, the underwriters agreed to waive its entitlement to the deferred underwriting commissions of $10,812,500 in accordance with the Underwriting Agreement. As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements.

Non-Redemption Agreement

The Sponsor entered into Non-Redemption Agreements with various shareholders of the Company (the "Non-Redeeming Shareholders"), pursuant to which these shareholders agreed not to redeem a portion of their shares of Company ordinary shares (the "Non-Redeemed Shares") in connection with the Special Meeting held on May 18, 2023, but such shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Shareholders an aggregate of 750,000 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 750,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $118,298 or approximately $0.15 per share. The fair value was determined using the probability of a successful Business Combination of 5%, a volatility of 1.6%, a discount for lack or marketability of 4.14%, and the average value per shares as of the valuation date of $10.51 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,187,500 and no Class A ordinary shares, respectively, issued and outstanding (excluding 1,803,729 and 28,750,000 Class A ordinary shares subject to possible redemption, respectively).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of June 30, 2023 and December 31, 2022, there were 0 and 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

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

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of June 30, 2023, the Company had 14,375,000 Public Warrants and 9,763,333 Private Warrants outstanding, respectively.

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
June 30, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$20,017,985	—	—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$299,004,083	—	—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements, other than described below:

On July 14, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SRIRAMA Associates, LLC, a Delaware limited liability company (the “Acquirer”) and  PowerUp Sponsor LLC (the “Sponsor”), pursuant to which the Acquirer will purchase from the Sponsor (x) 4,317,500 Class A Ordinary Shares and (y) 6,834,333 private placement warrants, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated February 22, 2022, by and among the Company, its officers, directors and the Sponsor, and the Underwriting Agreement, dated February 17, 2022, by and between SPAC and Citigroup Global Markets Inc., as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial business combination.

On July 13, 2023, the Company amended the agreement with Cohen & Company (“CCM”). The Company will pay CCM  80,000 Class A ordinary shares payable at the close of business combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 9, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities that we have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the post-Business Combination company. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “IPO”) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through June 30, 2023, the Company’s entire activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $1,811,817, which consisted of interest income of $2,100,063 offset by operating expenses of $288,246.

For the six months ended June 30, 2023, we had a net income of $4,684,250, which consisted of interest income of $5,297,061 offset by operating expenses of $612,811.

For the three months ended June 30, 2022, we had a net income of $120,693, which consisted of interest income of $418,533, offset by operating expenses of $297,840.

For the six months ended June 30, 2022, we had a net income of $32,868, which consisted of interest income of $439,926, offset by operating expenses of $407,058.

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

For the six months ended June 30, 2023, net cash used in operating activities was $372,058, net cash provided by investing activities was $284,283,159 and net cash used in financing activities was $284,283,159.

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

As of June 30, 2023, the Company had $125,201 in its operating bank account, $20,017,985 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital surplus of  $261,788. As of June 30, 2023, $9,613,644 of the amount in the Trust Account is represented as Interest earned on investments held in Trust Account.

The Company has until May 23, 2024 to consummate an initial business combination. However, if the Company anticipates that they may not be able to consummate their initial business combination within 15 months from the closing of the IPO, their shareholders may vote by special resolution to amend their amended and restated memorandum and articles of association to extend the period of time that the Company have to consummate the initial business combination (any such extended period of time, an “Extension Period”).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for the extension, the remaining life of the Company as of June 30, 2023 is under 12 months. Management is currently assessing the need for the extension in the future.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended June 30, 2023 and 2022, the Company has incurred $30,000 of expenses under this arrangement. For the six months ended June 30, 2023 and 2022, the Company has incurred $60,000 and $40,000, respectively, of expenses under this arrangement.

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

On June 28, 2023, the underwriters of the Initial Public Offering, agreed to waive their entitlements to the deferred underwriting commissions of $10,812,500 pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

Due to affiliate

As of June 30, 2023 and December 31, 2022, $182,689 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets.

Net Income Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of the redeemable shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of redeemable ordinary shares outstanding since original issuance. Net income per share of ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to shares of redeemable ordinary shares, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of the IPO, the net proceeds of the IPO, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K filed on May 1, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: August 8, 2023	By:	/s/ Jack Tretton
	Name:	Jack Tretton
	Title:	Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Michael Olson
	Name:	Michael Olson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)