Form 10-Q
period 2023-09-30
PowerUp Acquisition Corp.
filed 2023-11-08
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023 there were 8,991,229 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERUP ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$280	$497,259
Prepaid expenses and other	253,082	600,493
Total current assets	253,362	1,097,752
Prepaid expenses - noncurrent	—	80,170
Investments held in Trust Account	19,640,501	299,004,083
TOTAL ASSETS	$19,893,863	$300,182,005

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$104,379	180,634
Due to affiliate	211,937	122,689
Total current liabilities	316,316	303,323
Deferred Underwriting fee payable	—	10,812,500
TOTAL LIABILITIES	316,316	11,115,823

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption at redemption value, $0.0001 par value,1,803,729 and 28,750,000 shares as of September 30, 2023 and December 31, 2022, respectively	19,640,501	299,004,083

SHAREHOLDER’S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; 7,187,500 and 0 issued or outstanding at September 30, 2023 and December 31, 2022, respectively (excluding 1,803,729 and 28,750,000 shares subject to redemption as of September 30, 2023 and December 31, 2022, respectively)	719	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 0 and 7,187,500 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	719
Additional paid-in capital	10,812,500	—
Accumulated deficit	(10,876,173)	(9,938,620)
Total shareholders’ deficit	(62,954)	(9,937,901)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$19,893,863	$300,182,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$324,742	$255,257	$937,553	$662,315
Total operating expenses	324,742	255,257	937,553	662,315
Other income:
Interest earned on investments held in Trust Account	255,484	1,332,473	5,552,545	1,772,399
Total other income	255,484	1,332,473	5,552,545	1,772,399
Net (loss) income	$(69,258)	$1,077,216	$4,614,992	$1,110,084

Weighted average shares outstanding of Class A ordinary shares	8,991,229	28,750,000	18,979,179	23,063,187
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.01)	$0.03	$0.20	$0.04
Weighted average shares outstanding of Class B ordinary shares	—	7,187,500	3,633,242	7,187,500
Basic and diluted net income per share, Class B ordinary shares	$—	$0.03	$0.20	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	—	$—	7,187,500	$719	$—	$(9,938,620)	$(9,937,901)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(3,196,998)	(3,196,998)
Net income	—	—	—	—	—	2,872,433	2,872,433
Balance – March 31, 2023	—	—	7,187,500	719	—	(10,263,185)	(10,262,466)
Conversion of Class B shares to Class A	7,187,500	719	(7,187,500)	(719)	—	—	—
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(2,100,063)	(2,100,063)
Reduction of U/W Fee Payable	—	—	—	—	10,812,500	—	10,812,500
Contribution - shareholder non-redemption agreements	—	—	—	—	118,298	—	118,298
Shareholder non-redemption agreements	—	—	—	—	(118,298)	—	(118,298)
Net income	—	—	—	—	—	1,811,817	1,811,817
Balance - June 30, 2023	7,187,500	719	—	—	10,812,500	(10,551,431)	261,788
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(255,484)	(255,484)
Net loss	—	—	—	—	—	(69,258)	(69,258)
Balance - September 30, 2023	7,187,500	$719	—	$—	$10,812,500	$(10,876,173)	$(62,954)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Original Sponsor	—	—	—	—	14,645,000	—	14,645,000
Remeasurement for redeemable shares to redemption value	—	—	—	—	(19,955,941)	(8,936,799)	(28,892,740)
Net loss	—	—	—	—	—	(87,826)	(87,826)
Balance – March 31, 2022	—	—	7,187,500	719	—	(9,050,100)	(9,049,381)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(439,926)	(439,926)
Net income	—	—	—	—	—	120,693	120,693
Balance - June 30, 2022	—	—	7,187,500	719	—	(9,369,333)	(9,368,614)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(1,332,473)	(1,332,473)
Net income	—	—	—	—	—	1,077,216	1,077,216
Balance - September 30, 2022	—	$—	7,187,500	$719	$—	$(9,624,590)	$(9,623,871)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,614,992	$1,110,084
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,552,545)	(1,772,399)
Changes in operating assets and liabilities:
Prepaid expenses	427,581	(844,205)
Accounts payable and accrued expenses	(76,255)	40,915
Due to affiliate	89,248	92,689
Net cash flows used in operating activities	(496,979)	(1,372,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(294,687,500)
Cash withdrawn from Trust Account in connection with redemptions	284,916,127	—
Net cash flows provided by (used) in investing activities	284,916,127	(294,687,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering net of underwriting fees	—	282,500,000
Proceeds from sale of private units	—	14,645,000
Payment of offering costs	—	(298,540)
Repayment of promissory note - related party	—	(252,915)
Redemption of ordinary shares	(284,916,127)	—
Net cash flows (used in) provided by financing activities	(284,916,127)	296,593,545

NET CHANGE IN CASH	(496,979)	533,129
CASH, BEGINNING OF THE PERIOD	497,259	—
CASH, END OF THE PERIOD	$280	$533,129

Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$294,687,500
Forgiveness of the deferred underwriting commissions payable charged to additional paid in capital	$(10,812,500)	$—
Deferred underwriting commissions payable charged to additional paid in capital	—	$10,812,500
Remeasurement of Class A ordinary shares to redemption value	$5,552,545	$30,665,139
Sponsor shares contributed for no redemption of shares	$118,298	$—
Conversion of Class B shares to Class A	$719	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. Substantially all activity from February 9, 2021 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,138,333 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s original sponsor, PowerUp Sponsor LLC (the “Original Sponsor”) generating gross proceeds of $13,707,500 which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (the “Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 625,000 Private Placement Warrants to the Original Sponsor, generating gross proceeds of $937,500.

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

Following the closing of the IPO, $294,687,500 ($10.25 per Unit) from the net proceeds of the sale of the Units, Overallotment Units, and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time it enters into a definitive agreement for the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There are no redemption rights with respect to the Company’s warrants.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to an initial Business Combination. If the Company seeks shareholder approval of a Business Combination, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Original Sponsor agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of the Business Combination. The New Sponsor (as defined below) may be deemed to be subject to this same obligation. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company’s Original Sponsor, and its initial officers and directors (the “Initial Shareholders”) agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. The New Sponsor and the Company’s current officers and directors may be deemed to be subject to this same obligation.

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

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 26,946,271 of the Company’s ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.55 per share, for an aggregate of approximately $284 million.

On August 14, 2023, the Company was notified by Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) that the per share redemption price for the redemption of public shares effected on May 18, 2023 should have been approximately $10.57, which is approximately $0.02 higher than the approximately $10.55 per share previously paid. The Company made a “true-up” payment in the amount of approximately $0.02 per share to the holders of record as of April 19, 2023 that exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. On August 18, 2023, the Company made the true-up payment to the applicable holders in the aggregate amount of $632,968.

Following the Extraordinary General Meeting, on May 18, 2023, the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis (the “Conversion”). As a result, 7,187,500 of the Company’s Class B ordinary shares were cancelled and 7,187,500 of the Company’s Class A ordinary shares were issued to converting Class B shareholders.

On April 13, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Markets division (“CCM”) to act as its capital markets advisor in connection with seeking an extension for completing a Business Combination. The Company will pay CCM the sum of (i) $300,000 plus (ii) 50,000 Class A ordinary shares of the Company which is payable at the close of business combination.  On July 13, 2023, the Company amended the agreement with CCM. As a result of the amendment, the Company will pay CCM 80,000 Class A ordinary shares of the Company, which is payable at the close of a Business Combination.

On August 18, 2023, in connection with the closing of the transaction contemplated by the Purchase Agreement (defined below), (i) Bruce Hack, Jack Tretton, Peter Blacklow, Julie Uhrman, and Kyle Campbell tendered their resignations as members of the board of directors of the Company (the “Board”), (ii) Jack Tretton, Michael Olson, and Gabriel Schillinger resigned as officers of the Company, (iii) Surendra Ajjarapu, Michael L. Peterson, Donald G. Fell, Mayur Doshi, and Avinash Wadhwani were appointed as members of the Board, (iv) Surendra Ajjarapu was appointed Chairman of the Board, and (v) Surendra Ajjarapu and Howard Doss were appointed as the Company’s Chief Executive Officer and Chief Financial Officer, respectively.

If the Company is unable to complete a Business Combination by May 23, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the requirements of applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by May 23, 2024, or during any additional extension period (the “Combination Period”). However, if the Initial Shareholders acquired Public Shares in or after the IPO, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.89 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of September 30, 2023, the Company had $280 in its operating bank account, $19,640,501 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and a working capital deficit of $62,954. As of September 30, 2023, $5,552,545 of the amount in the Trust Account is represented as Interest earned on investments held in the Trust Account.

The Company had 15 months from the closing of the IPO to consummate an initial business combination. At the Extraordinary General Meeting, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from May 23, 2023 to May 23, 2024 (the “Extension Amendment”). The remaining life of the Company as of September 30, 2023 is under 12 months.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 21, 2023. The interim results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 1,803,729 and 28,750,000 ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the redeemable ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus:
Remeasurement of carrying value to redemption value	33,209,323
Redeemable ordinary shares subject to possible redemption at December 31, 2022	299,004,083
Plus:
Remeasurement of carrying value to redemption value	3,196,998
Redeemable ordinary shares subject to possible redemption at March 31, 2023	302,201,081
Less:
Redemption	(284,283,159)
Plus:
Remeasurement of carrying value to redemption value	2,100,063
Redeemable ordinary shares subject to possible redemption at June 30, 2023	20,017,985
Less:
Redemption true-up correction	(632,968)
Plus:
Remeasurement of carrying value to redemption value	255,484
Redeemable ordinary shares subject to possible redemption at September 30, 2023	$19,640,501

Net (Loss) Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A Ordinary Shares (the “Ordinary Shares”) and Class B Ordinary Shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At September 30, 2023, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine month periods ended September 30, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares.

	For the three months ended
	September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(69,258)	$—	$861,773	$215,443
Denominator:
Weighted average shares outstanding	8,991,229	—	28,750,000	7,187,500
Basic and dilution net (loss) income per share	$(0.01)	$—	$0.03	$0.03

	For the nine months ended
	September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,873,480	$741,512	$846,330	$263,754

Denominator:
Weighted average shares outstanding	18,979,179	3,633,242	23,063,187	7,187,500

Basic and dilution net income per share	$0.20	$0.20	$0.04	$0.04

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

NOTE 4. PRIVATE PLACEMENT WARRANTS

On February 23, 2022, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option in full, the Company consummated the issuance and sale of 9,763,333 Private Placement Warrants in a private placement transaction at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $14,645,000. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis.

The Original Sponsor and the Company’s initial officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination. The New Sponsor and the Company’s current officers and directors may be deemed to be subject to this same obligation.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 16, 2021, the Original Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000, and on December 18, 2021, the Original Sponsor surrendered 2,156,250 Class B ordinary shares, so that the Original Sponsor owned an aggregate of 6,468,750 Class B ordinary shares. On February 11, 2022, the Company effected a 1.11111111-for-1.0 share dividend of its Class B ordinary shares, so that the Original Sponsor owned an aggregate of 7,187,500 Founder Shares. The share dividend was retroactively restated. Since the underwriters’ exercised their overallotment option in full upon IPO, none of the Founder Shares were forfeited.

The Founder Shares are subject to certain transfer restrictions, as described in this Note 5.

The Initial Shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On August 18, 2023, SRIRAMA Associates, LLC, a Delaware limited liability company (the “New Sponsor”) purchased from the Original Sponsor (x) 4,317,500 Class A Ordinary Shares and (y) 6,834,333 private placement warrants for an aggregate purchase price of $1.00, payable at the time of the initial Business Combination.

Related Party Loans

On February 16, 2021, the Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2023 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in February 2022 after the IPO and there was no amount outstanding as of September 30, 2023 and December 31, 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended September 30, 2023 and 2022, the Company has incurred $30,000 of expenses under this arrangement. For the nine months ended September 30, 2023 and 2022, the Company has incurred $90,000 and $70,000, respectively, of expenses under this arrangement.

Due to affiliate

As of September 30, 2023 and December 31, 2022, $211,937 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account~~.~~

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2022. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On February 23, 2022, the underwriters elected to fully exercise the over-allotment option purchasing 3,750,000 Units.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid upon the closing of the Business Combination ($750,000 in the aggregate). In addition, the underwriters were originally entitled to a deferred underwriting commissions of $0.35 per unit, or $10,062,500 from the closing of the IPO. The total deferred fee was$10,812,500 consisting of the $10,062,500 deferred portion and the $750,000 cash discount agreed to be deferred until Business Combination. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 28, 2023, the underwriters agreed to waive their entitlement to the deferred underwriting commissions of $10,812,500 in accordance with the Underwriting Agreement. As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements.

Non-Redemption Agreement

The Original Sponsor entered into Non-Redemption Agreements with various shareholders of the Company (the “Non-Redeeming Shareholders”), pursuant to which these shareholders agreed not to redeem a portion of their shares of Company ordinary shares (the “Non-Redeemed Shares”) solely in connection with the extraordinary general meeting of shareholders held on May 18, 2023, but such shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Original Sponsor agreed to transfer to such Non-Redeeming Shareholders an aggregate of 750,000 the Founder Shares held by the Original Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 750,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $118,298 or approximately $0.15 per share. The fair value was determined using the probability of a successful Business Combination of 5%, a volatility of 1.6%, a discount for lack or marketability of 4.14%, and the average value per shares as of the valuation date of $10.51 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Original Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Original Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

Purchase Agreement

On July 14, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SRIRAMA Associates, LLC, a Delaware limited liability company (the “New Sponsor”) and PowerUp Sponsor LLC (the “Original Sponsor”), pursuant to which the New Sponsor purchased from the Original Sponsor (x) 4,317,500 Class A Ordinary Shares and (y) 6,834,333 private placement warrants, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated February 22, 2022, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated February 17, 2022, by and between SPAC and Citigroup Global Markets Inc., as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination. On August 18, 2023, the parties to the Purchase Agreement closed the transactions contemplated thereby.

Contingent Agreement

On April 13, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Markets division (“CCM”) to act as its capital markets advisor in connection with seeking an extension for completing a Business Combination. The Company will pay CCM the sum of (i) $300,000 plus (ii) 50,000 Class A ordinary shares of the Company which is payable at the close of Business Combination.  On July 13, 2023, the Company amended the agreement with CCM. As a result of the amendment, the Company will pay CCM 80,000 Class A ordinary shares of the Company, which is payable at the close of a Business Combination. The fair value of the equity shares at the grant date which will be determined upon the consummation of a Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 7,187,500 and no Class A ordinary shares, respectively, issued and outstanding (excluding 1,803,729 and 28,750,000 Class A ordinary shares subject to possible redemption, respectively).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of September 30, 2023 and December 31, 2022, there were 0 and 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

If there are any Class B ordinary shares outstanding at the time of the initial Business Combination, such shares will automatically convert into Class A ordinary shares on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO (irrespective of whether or not such ordinary shares are redeemed in connection with the initial Business Combination) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in our initial Business Combination, and any ordinary shares issued upon exercise of private placement warrants issued to the Sponsors or their affiliates upon conversion of loans made to us).

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Public Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors or their affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable, or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

The following table provides quantitative information regarding fair value measurements at issuance on February 23, 2022:

Private warrant
Share Price	$9.82
Exercise Price	$11.50
Redemption Trigger Price	$18.00
Term (years)	6.42
Volatility	5.64%
Risk Free Rate	1.93%
Dividend Yield	0.00%

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of September 30, 2023, the Company had 14,375,000 Public Warrants and 9,763,333 Private Warrants outstanding, respectively.

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

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
September 30, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$19,640,501	—	—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$299,004,083	—	—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to PowerUp Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Original Sponsor” refer to PowerUp Sponsor LLC, and references to the “New Sponsor” refer to SRIRAMA Associates, LLC. The Original Sponsor and the New Sponsor are collectively referred to as the “Sponsors.” The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and otherwise identified in reports we file with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 9, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction (“Business Combination”) with one or more businesses or entities that we have not yet selected. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the combined post-Business Combination company. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “IPO”) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2023, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through September 30, 2023, the Company’s entire activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well a expenses for due diligence efforts. Our operating expenses consist of general and administrative expenses necessary to operate and maintain the Company as we pursue one or more Business Combinations.

For the three months ended September 30, 2023, we had a net loss of $69,258, which consisted of operating expenses of $324,742, offset by interest income of $255,484.

For the three months ended September 30, 2022, we had a net income of $1,077,216, which consisted of operating expenses of $255,257, offset by interest income of $1,332,473.

For the nine months ended September 30, 2023, we had a net income of $4,614,992, which consisted of operating expenses of $937,553, offset by interest income of $5,552,545.

For the nine months ended September 30, 2022, we had a net income of $1,110,084, which consisted of operating expenses of $662,315 offset by interest income of $1,772,399.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of Founder Shares by the Original Sponsor and loans from the Original Sponsor.

On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $250,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 9,138,333 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Original Sponsor generating gross proceeds of $13,707,500. Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (the “Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 625,000 Private Placement Warrants to the Original Sponsor, generating gross proceeds of $937,500.

For the nine months ended September 30, 2023, net cash used in operating activities was $496,979, net cash provided by investing activities was $284,916,127 and net cash used in financing activities was $284,916,127.

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

As of September 30, 2023, the Company had $280 in its operating bank account, $19,640,501 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $62,954. As of September 30, 2023, $5,552,545 of the amount in the Trust Account is represented as Interest earned on investments held in the Trust Account.

The Company has until May 23, 2024 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination prior to May 23, 2024, its shareholders may vote by special resolution to amend the Company’s amended and restated memorandum and articles of association to extend the period of time that the Company has to consummate the initial Business Combination (any such extended period of time, an “Extension Period”).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for an additional extension, the remaining life of the Company as of September 30, 2023 is under 12 months.

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

Related Party Transactions

Founder Shares

On February 16, 2021, the Original Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000, and on December 18, 2021, the Original Sponsor surrendered 2,156,250 Class B ordinary shares, so that the Original Sponsor owned an aggregate of 6,468,750 Class B ordinary shares. On February 11, 2022, the Company effected a 1.11111111-for-1.0 share dividend of its Class B ordinary shares, so that the Original Sponsor owned an aggregate of 7,187,500 Founder Shares. The share dividend was retroactively restated. Since the underwriters’ exercised their overallotment option in full upon IPO, none of the Founder Shares were forfeited.

The Founder Shares are subject to certain transfer restrictions, as described below.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

On August 18, 2023, the New Sponsor purchased from the Original Sponsor (x) 4,317,500 Class A Ordinary Shares and (y) 6,834,333 private placement warrants for an aggregate purchase price of $1.00, payable at the time of the initial Business Combination.

Private Placement

On February 23, 2022, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option in full, the Company consummated the issuance and sale of 9,763,333 Private Placement Warrants in a private placement transaction at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $14,645,000. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis.

Related Party Loans

On February 16, 2021, the Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the IPO. The Note was paid off in January 2022 after the IPO.

In addition, in order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended September 30, 2023 and 2022, the Company has incurred $30,000 of expenses under this arrangement. For the nine months ended September 30, 2023 and 2022, the Company has incurred $90,000 and $70,000, respectively, of expenses under this arrangement.

Deferred Underwriting Fees

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate at the closing of the IPO. The underwriters agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid at Business Combination ($750,000 in the aggregate). In addition, the underwriters were entitled to a deferred underwriting commissions of $0.35 per unit, or $10,062,500 from the closing of the IPO. The total deferred fee was $10,812,500 consisting of the $10,062,500 deferred portion and the $750,000 cash discount agreed to be deferred until Business Combination. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 28, 2023, the underwriters agreed to waive their entitlements to the deferred underwriting commissions of $10,812,500 pursuant to the underwriting agreement for the IPO (the “Underwriting Agreement”). As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6 to the financial statements contained elsewhere in this Quarterly Report).

Due to affiliate

As of September 30, 2023 and December 31, 2022, $211,937 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net (loss) income per share of the Class A shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of Class A ordinary shares outstanding since original issuance. Net (loss) income per share of ordinary shares, basic and diluted, for Class B ordinary shares is calculated by dividing the net (loss) income, less income attributable to shares of Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative support services provided to the Company. We began incurring these fees on February 23, 2022 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Subject to certain conditions set forth in the JOBS Act, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 3.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On February 23, 2022, we consummated our IPO of 28,750,000 Units. Each Unit consisted of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.

Additionally, on February 23, 2022, we consummated the closing of the sale of 3,750,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (the “Overallotment Units”), generating additional gross proceeds of $37,500,000. Simultaneously with the exercise of the overallotment, we consummated the private placement of an additional 625,000 Private Placement Warrants to the Original Sponsor, generating gross proceeds of $937,500.

A total of $294,687,500 ($10.25 per Unit) from the net proceeds of the sale of the Units, Overallotment Units, and the Private Placement Warrants was placed in the Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Issuer Purchases of Equity Securities

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Purchase Agreement, dated July 14, 2023, by and among SRIRAMA Associates, LLC, PowerUp Acquisition Corp., and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on July 19, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: November 7, 2023	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Howard Doss
	Name:	Howard Doss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

