Form 10-K
period 2023-12-31
PowerUp Acquisition Corp.
filed 2024-03-11
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock (ordinary shares) held by non-affiliates of the registrant as of the close of business on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18,794,856 based on the closing sale price of the Class A ordinary shares on the Nasdaq Stock Market LLC on that date. The registrant does not have any non-voting common equity.

As of February 13, 2024, there were 8,991,229 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association adopted on February 17, 2022, as amended on or about May 18, 2023;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Equiniti” are to Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company) our transfer agent, trustee of our trust account, and warrant agent;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Period” are to any extended time that we have to consummate a business combination beyond May 23, 2024 as a result of a shareholder vote to amend our amended and restated memorandum and articles of association;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 23, 2022;

●	“initial shareholders” are to the Original Sponsor (PowerUp Sponsor LLC), the Sponsor (SRIRAMA Associates, LLC), and each of their permitted transferees;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Original Sponsor” are to PowerUp Sponsor LLC, a Delaware limited liability company;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement warrants” are to the 9,763,333 redeemable warrants purchased by our Original Sponsor in the private placement;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares; provided that our initial shareholders’ status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to SRIRAMA Associates, LLC, a Delaware limited liability company, which is not currently controlled by, nor has substantial ties with, non-U.S. persons. Additionally, all officers and directors of the Company are U.S. citizens and U.S. residents;

●	“trust account” are to the trust account in which an amount of $294,687,500 ($10.25 per unit) from the net proceeds of the sale of the units in the initial public offering and a portion of the net proceeds of the sale of the placement warrants was placed following the closing of our initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share and one-half of one redeemable warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and

●	“we,” “us,” “our,” “Company” or “our company” are to PowerUp Acquisition Corp., a Cayman Islands exempted company.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited, to those factors generally described or identified under Item 1A of this Report under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

While we may pursue an initial business combination with a company in any business, industry, sector or geographic location, we currently are concentrating our efforts on pursuing an acquisition opportunity with a commercial and late-stage pharmaceutical company.

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

A total of $294,687,500, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement warrants, was placed in the trust account.

We must complete our initial business combination by May 23, 2024 (or by the end of any Extension Period). If our initial business combination is not consummated by May 23, 2024 (or by the end of any Extension Period if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

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

Charter Amendment

At the extraordinary general meeting of shareholders held on May 18, 2023, our shareholders approved an amendment to our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination from May 23, 2023 to May 23, 2024. In connection with the meeting, shareholders holding approximately 26,946,271 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. Following the redemptions, we had approximately 1,803,729 Class A ordinary shares outstanding.

Sponsor Share Conversion

On May 18, 2023, following the extraordinary general meeting, shareholders holding all of the issued and outstanding Class B ordinary shares elected to convert their Class B ordinary shares into Class A ordinary shares on a one-for-one basis (the “Sponsor Share Conversion”). As a result, 7,187,500 of our Class B ordinary shares were cancelled and 7,187,500 of our Class A ordinary shares were issued to such converting Class B shareholders. The converting Class B shareholders agreed that all of the terms and conditions applicable to the Class B ordinary shares set forth in the Letter Agreement, dated February 17, 2022, by and among the Company, its officers, its directors and the Class B shareholders (the “Letter Agreement”), shall continue to apply to the Class A ordinary shares that the Class B ordinary shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account or any monies or other assets held therein. Following the Sponsor Share Conversion, and the redemptions mentioned above, we had approximately 8,991,229 Class A ordinary shares issued and outstanding and no Class B ordinary shares issued and outstanding.

Sponsor Purchase Agreement

On July 14, 2023, we entered into a purchase agreement (the “Sponsor Purchase Agreement”) with the Original Sponsor and the Sponsor, pursuant to which the Sponsor agreed to purchase from the Original Sponsor 4,317,500 of our Class A ordinary shares and 6,834,333 private placement warrants, each exercisable for one Class A Ordinary Share for an aggregate purchase price of $1.00 (the “Sponsor Purchase Price”), payable at the time we complete an initial business combination. In addition to the payment of the Sponsor Purchase Price, the Sponsor also assumed the responsibilities and obligations of the Original Sponsor related to the Company. On August 18, 2023, the parties to the Sponsor Purchase Agreement closed the transactions contemplated thereby.

Business Combination Agreement

On December 26, 2023, we entered into an Agreement and Plan of Merger with PowerUp Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), the Sponsor, Visiox Pharmaceuticals, Inc., a Delaware corporation (“Visiox”), and Ryan Bleeks, in the capacity as the seller representative (as may be amended and/or restated from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, the parties intend to effect the merger of Merger Sub with and into Visiox, with Visiox continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Visiox shall be exchanged for shares of common stock, par value $0.0001 per share, of the Company (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Visiox surviving the Share Exchange as a wholly owned subsidiary of the Company (the Merger, Share Exchange, and the other transactions contemplated by the Merger Agreement, together, the “Transaction”).

Prior to the closing date of the Transaction, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, we will migrate out of the Cayman Islands and domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the DGCL and Part XII of the Cayman Islands Companies Act. In connection with the Domestication, each issued and outstanding Class A ordinary share and Class B ordinary share shall automatically convert, on a one-for-one basis, into one share of the Company’s Class A common stock and one share of the Company’s Class B common stock, respectively. Immediately following the Domestication, (i) each share of the Company’s Class B common stock shall convert automatically, on a one-for-one basis, into one share of the Company’s Class A Common Stock, (ii) the Company’s Class A common stock will be reclassified as common stock, and (iii) each public unit will be separated into shares of common stock and public warrants.

Our Leadership

Our management team and board consist of experienced deal makers, entrepreneurs, executives and investors. Collectively, the team possesses a wide-ranging set of competencies, with exceptional financial acumen and an extensive track record of growth and value creation. The team is led by Suren Ajjarapu, who has over 25 years of specific experience in growing novel companies, raising capital, mergers and acquisitions and building superior management teams.

Acquisition Criteria

We previously established the criteria and guidelines listed below in accordance with our strategy, which we believe are important in evaluating prospective targets. However, we are not obligated or limited to pursuing or consummating an initial business combination with a target business that meets these criteria and guidelines.

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

Initial Business Combination

So long as our securities are listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. Our board of directors intends to make the determination as to fair market value of our initial business combination. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target business, there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such target is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. If our board of directors is unable to independently determine the fair market value of the target business or businesses, we intend to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

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

Financial Position

With funds available for a business combination in the amount of approximately $19.9 million as of December 31, 2023, assuming no redemptions, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $11.03 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, our directors, and our officers have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares held by them, and any public shares they may acquire during or after this offering in connection with the completion of our initial business combination.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination. If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy solicitation materials with the SEC.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until May 23, 2024 (or until the end of any Extension Period) to consummate an initial business combination. If we have not consummated an initial business combination by May 23, 2024 or by the end of any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by May 23, 2024 or by the end of any Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares (but will retain such rights for any public shares) they hold if we fail to consummate an initial business combination by May 23, 2024 or by the end of any Extension Period (although the initial shareholders, and each member of our management team will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders and each member of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 23, 2024 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any member of our management team or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining from the funds held outside the trust account (if any) (being none as of December 31, 2023), together with up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $11.03. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.03. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, the underwriters of our initial public offering and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the trust account. Further, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $11.03 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $11.03 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or other affiliates will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Recourse against us and our sponsor will be limited as noted herein; there will not be any recourse against any of our affiliates other than sponsor as noted herein.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.03 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $11.03 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $11.03 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. However, there is no guarantee that such parties will execute such agreements or, even if such parties execute such agreements, that such parties would be prevented from bringing claims against the trust account for, among other things, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately no liquid assets (based on the amount held outside of the trust account as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $11.03 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by May 23, 2024 or by the end of any Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 23, 2024 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by May 23, 2024 or by the end of any Extension Period with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciation will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Available Information

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to the public through the “Investor Relations” portion of our website as soon as practicable after we have electronically filed such material with, or furnished it to, the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our internet address is www.powerupacq.com. The information on our website is not, and shall not be deemed to be, part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC, except as shall be expressly set forth by specific reference in any such filings. All website addresses in this report are intended to be inactive textual references only.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from any forward-looking statements in this Report are any of the risks described in our final prospectus for our initial public offering filed with the SEC and the risks described in this Report and other reports we have filed with the Securities and Exchange Commission. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	we may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	if the conditions to closing contained in the Business Combination Agreement we entered into in December 2023, are not met or waived, the business combination may not occur;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	various macro economic conditions, geopolitical events and international conflicts beyond our control could result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company; and

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 17, 2022, and other reports and filings we have made, and will make with the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We currently maintain our executive offices at 188 Grand Street, Unit #195, New York, NY 10013. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Original Sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “PWUPU,” “PWUP” and “PWUPW,” respectively. Our units commenced public trading on February 18, 2022, and our Class A ordinary shares and warrants commenced public trading separately on April 11, 2022.

(b) Holders

Although there are a larger number of beneficial owners, as of February 13, 2024, there was one holder of record of our units, three holders of record of our Class A ordinary shares, no holders of record of our Class B ordinary shares, and one holder of record of our warrants.

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

A total of $294,687,500, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement warrants, was placed in the trust account. On May 18, 2023, we held an extraordinary general meeting of shareholders. In connection with this meeting, holders of 26,946,271 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.55 per share, for an aggregate redemption amount of approximately $284 million. The Company subsequently learned that the per share redemption price for the redemption effected on May 18, 2023 should have been approximately $10.57 per share, which is approximately $0.02 higher than the approximately $10.55 per share previously paid. The Company made a “true-up” payment in the amount of approximately $0.02 per share to the holders of record as of April 19, 2023 that exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. On August 18, 2023, the Company made the true-up payment to the applicable holders in the aggregate amount of $632,968. As of February 29, 2024, a total of approximately $19.9 million of the net proceeds from our IPO remain in the trust account.

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus related to our initial public offering.

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

Overview

We are a blank check company incorporated on February 9, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction (“Business Combination”) with one or more businesses or entities. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we have focused, and intend to focus, on industries that complement our management’s background and to capitalize on the ability of our management team to identify and acquire a business. We may pursue a transaction in which our shareholders immediately, prior to completion of our initial Business Combination, would collectively own a minority interest in the combined post-Business Combination company. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “IPO”) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of December 31, 2023, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through December 31, 2023, the Company’s entire activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence efforts. Our operating expenses consist of general and administrative expenses necessary to operate and maintain the Company as we pursue one or more Business Combinations.

For the year ended December 31, 2023, we had a net income of $4,464,079, which consisted of operating expenses of $1,340,168 and interest expense on debt discount of $8,966, offset by interest income of $5,813,213.

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

For the year ended December 31, 2023, net cash used in operating activities was $653,107, net cash provided by investing activities was $284,916,127 and net cash used in financing activities was $284,760,279.

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

As of December 31, 2023, the Company had $0 in its operating bank account, $19,901,169 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $322,105. As of December 31, 2023, $5,813,213 of the amount in the Trust Account is represented as interest earned on investments held in the Trust Account.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for an additional extension, the remaining life of the Company as of December 31, 2023 is under 12 months.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On December 21, 2023 the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and SSVK Associates, LLC (the “Lender”), pursuant to which the Lender loaned an aggregate of $250,000 to the Sponsor, and, in turn, the Sponsor loaned $250,000 to the Company. As of December 31, 2023 and December 31, 2022, there was $155,848 and $0 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. During the year ended December 31, 2023, the Company recorded $8,966 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of December 31, 2023 amounted to $143,464.

In addition, in order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the year ended December 31, 2023 and 2022, the Company has incurred $120,000 and $100,000, respectively, of expenses under this arrangement.

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

On June 28, 2023, the underwriters agreed to waive their entitlements to the deferred underwriting commissions of $10,812,500 pursuant to the underwriting agreement for the IPO (the “Underwriting Agreement”). As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying consolidated financial statements (see Note 6 to the consolidated financial statements contained elsewhere in this Quarterly Report).

Due to affiliate

As of December 31, 2023 and 2022, $238,939 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (loss) Per Share of Ordinary shares

We apply the two-class method in calculating earnings per share. Net income per share of the Class A shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of Class A ordinary shares outstanding since original issuance. Net income per share of ordinary shares, basic and diluted, for Class B ordinary shares is calculated by dividing the net income, less income attributable to shares of Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Subject to certain conditions set forth in the JOBS Act, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 7A.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded process, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to scaled disclosure requirements applicable to non-accelerated filers that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 5, 2024, the Company together with Sponsor and Visiox entered into a separate Subscription Agreement (each, a “Subscription Agreement”) with four separate investors  (each, an “Investor”), whereby, to support the Company’s anticipated de-SPAC transaction, the Investors collectively contributed to Sponsor a total of $1,000,000 (the “Contribution”). The Sponsor utilized the Contribution to support the Company’s anticipated de-SPAC transaction by funding certain obligations to Visox under the terms of a convertible promissory note dated December 1, 2023, and also used a portion of the proceeds to fund certain working capital loans (together, all loans and advances, the “March Loan”). In consideration for the Contribution, the Company will issue to the Investors an aggregate of 1,000,000 shares of Class A common stock at the closing of its initial business combination (the “De-SPAC Closing”). The March Loan will not accrue interest and will be repaid by the Company upon the De-SPAC Closing, or, otherwise the Sponsor will pay to the Investors all repayments of the March Loan Sponsor itself has received within two business days of the De-SPAC Closing, up to the amount of the Contribution. The Investors may elect at the De-SPAC Closing to receive such payments in cash or shares of the Company’s Class A common stock, at a rate of one share for each ten dollars ($10.00) of Contribution. In the event that the De-SPAC Closing does not occur within 120 days of the date of the Subscription Agreement (the “Closing Deadline”), the Company and the Sponsor will transfer a total of 62,500 shares of the Company’s Class A common stock to the Investors and will transfer an additional 62,500 shares to the Investors at the conclusion of each 60 day period following the Closing Deadline until the De-SPAC Closing occurs. In the event the Company liquidates without consummating its initial business combination, the Sponsor and an affiliate of the Sponsor will transfer a total of 150,000 shares of Kernel Group Holdings, Inc. to the Investors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Surendra Ajjarapu	53	Chief Executive Officer and Executive Chairman
Howard Doss	70	Chief Financial Officer
Michael L. Peterson	61	Director
Donald G. Fell	78	Director
Avinash Wadhwani	56	Director
Mayur Doshi	62	Director

The experience of our directors and executive officers is as follows:

Surendra Ajjarapu

Suren Ajjarapu (age: 53) began serving as an officer and director of the Company in August 2023. He has served as Chairman of the Board, Chief Executive Officer and Secretary of TrXADE HEALTH, INC (Nasdaq: MEDS) a Delaware corporation, and its predecessor company since July 2010. He is also currently a director of Oceantech Acquisition I Corp., traded on Nasdaq under the symbol “OTEC”, serves as Chairman of the board of directors of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL) (“KRNL”) (since December 2022) and Semper Paratus Acquisition Corporation, a special purpose acquisition company (NASDAQ: LGST). Beginning in 2021, Mr. Ajjarapu served as Chief Executive Officer and Chairman of Aesther Healthcare Acquisition Corp., a special purpose acquisition company that consummated its initial business combination in February 2023. Mr. Ajjarapu is currently serving as a director of the merged company, Ocean Biomedical, Inc. (NASDAQ: OCEA). Since March 2018, Mr. Ajjarapu has served as Executive Chairman of the Board of Kano Energy Corp., a company involved in the development of renewable natural gas sites in the United States. Mr. Ajjarapu was a Founder and served as Chief Executive Officer and Chairman of the Board of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest of the United States, from March 2009 to December 2012. Mr. Ajjarapu was also a Founder, President and Director of Aemetis, Inc., a biofuels company (NASDAQ: AMTX), and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from January 2006 to March 2009. Mr. Ajjarapu was Co-Founder, Chief Operations Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India. Mr. Ajjarapu graduated from South Dakota State University with a M.S. in Environmental Engineering, and from the University of South Florida with an M.B.A., specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Howard Doss

Howard Doss (age: 70) began serving as an officer of the Company in August 2023. Mr. Doss is a seasoned chief financial officer and accountant. He currently serves as Chief Financial Officer of KRNL. And, beginning in 2021, he served as Chief Financial Officer of Aesther Healthcare Acquisition Corp., a special purpose acquisition company until it consummated its initial business combination in February 2023. He has also served as chief financial officer of TRxADE HEALTH, INC., an online marketplace for health traded on Nasdaq under the symbol “MEDS.” Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977 and in 1980 he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa, Florida in 1982. He remained with the firm until 1996 when he joined Franklin Templeton. After working for the Principal Financial Group office in Tampa, Florida, Mr. Doss was City Executive for U.S. Trust in Sarasota, Florida, responsible for high net worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy, an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University.

Michael L. Peterson

Michael Peterson (age: 61) began serving as a director of the Company in August 2023. He commenced serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. in April 2022. Beginning in September 2021, Mr. Peterson served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (Nasdaq: AEHA), a special purpose acquisition company, that consummated its initial business combination in February 2023. Mr. Peterson is currently serving as a director of the merged company, Ocean Biomedical, Inc. (Nasdaq: OCEA) (f.k.a Aesther Healthcare Acquisition Corp.). In addition, Mr. Peterson commenced serving as an independent director of Oceantech Acquisition I Corp., in March 2023, began serving as an independent director of KRNL in December 2022 and as an independent director of Semper Paratus Acquisition Corporation in June 2023. Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public. Since February 2021, Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, INC (formerly Trxade Group, Inc.) from August 2016 to May 2021 (Nasdaq: MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American:PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ:AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Donald G. Fell

Donald G. Fell (age 78) began serving as a director of the Company in August 2023. He brings along a wealth of experience in the field of economics and business to the Company. Mr. Fell served as an independent director of Aesther Healthcare Acquisition Corp., a special purpose acquisition company, from 2021 until it consummated its initial business combination in February 2023. Mr. Fell has served as an independent director of TRxADE HEALTH, INC (Nasdaq: MEDS) since January 2014, as well as a director of Trxade Nevada since December 2013. In addition, he commenced serving as an independent director of OTEC in March 2023. In addition, Mr. Fell commenced serving as an independent director of Oceantech Acquisition I Corp., in March 2023, began serving as an independent director of KRNL in December 2022 and as an independent director of Semper Paratus Acquisition Corporation in June 2023. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado Springs. Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute from 1995 to 2012. Mr. Fell was also a visiting professor at the University of LaRochelle, France, and an adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and his all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has overseen graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Avinash Wadhwani

Mr. Wadhwani (age: 56) began serving as a director of the Company in August 2023. He is currently the Executive Vice President and Strategic Advisor of TransForm Solution Inc., a business process outsourcing (BPO) company that specializes in analytics, digital interventions, and operations management, a role he has served in since May 2023. From April 2009 to April 2020, Mr. Wadhwani held positions at Cognizant Technology Solutions (“Cognizant”), a multi billion dollar, IT services and consulting company, ending his tenure at Cognizant as Assoc. Director, Capital Markets & Investment Banking. Mr. Wadhwani served as Senior Manager, Business Development – Banking & Capital Markets at Headstrong (now Genpact (NYSE: G)) from 2003 to 2005 and as Assistant Vice President at Polaris Software Services from 1999 to 2002. In India, Mr. Wadhwani served as the Head of Institutional Equity Sales at Daewoo Finance (India) Ltd. from 1994 to 1999 and in product marketing and sales at Tata Consultancy Services from 1991 to 1994. Throughout his career, Mr. Wadhwani has negotiated and closed several multi-year, multi-million dollar global technology service deals across the financial services, retail and media & entertainment industries. He is the co-founder of a SaaS based blockchain startup, which he was instrumental in conceptualizing, architecting and building from the ground up. Mr. Wadhwani brings hands on experience working at startups, growth stage organizations, and Fortune 500 companies. He serves on the board of Semper Paratus Acquisition Corp (NASDAQ: LGST) and on the board of a U.S. based nonprofit, Quench and Nourish. Mr. Wadhwani earned a degree in Computer Science and a Masters in Marketing degree, both from the University of Mumbai. He holds an MBA (Executive) from the Columbia Business School in New York City.

Mayur Doshi

Mr. Doshi (age: 62) began serving as a director of the Company in August 2023. He is President and CEO of AlfaGene Bioscience, Inc. He has successfully initiated several companies and for the last ten years has been the CEO of Apogee Pharma. He has over 20 years of experience in the global generic pharmaceutical market. He is a trained chemist and seasoned entrepreneur with extensive experience in active pharmaceutical ingredients. He has more than twenty years of Pharmaceutical and Bio-tech industry experience; entering the generic pharmaceutical industry in 1988. He is Chairman and Managing Director of Apogee Pharma, Inc., a major importer of APIs (Active Pharmaceutical Ingredients). He works closely with his clients assisting them in bringing new generic drugs to market, including Barr Pharmaceuticals, DuPont Pharmaceuticals, Sandoz, Wyeth and Watson. He is also a major investor in a generic pharmaceutical company and is the founder of, and primary investor in, AlfaGene. He worked and managed extensively in the Pharmaceutical industry and created a multimillion dollar company. Mr. Doshi also serves as a philanthropist for various organizations.

Family Relationships

There are no family relationships between any of our current officers or directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our founder shares voting in a general meeting. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a 3-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Our board of directors has determined that Michael L. Peterson, Donald G. Fell, Mayur Doshi, and Avinash Wadhwani are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Michael L. Peterson, Avinash Wadhwani, and Donald G. Fell are members of our audit committee, and Michael L. Peterson serves as the chairman of the audit committee. Our board of directors has determined that each member of the audit committee is independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Michael L. Peterson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website and details the principal functions of the audit committee, including:

●	assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with leg and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Michael L. Peterson, Avinash Wadhwani, and Donald G. Fell. In accordance with Rule 5605 of the Nasdaq rules, each of the foregoing directors is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Michael L. Peterson, Avinash Wadhwani, and Donald G. Fell. Donald G. Fell serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors, subject to certain phase-in provisions. Our board of directors has determined that each member of the compensation committee is independent.

We have adopted a compensation committee charter, which is available on our website and details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Code of Ethics

We have adopted a code of ethics and business conduct, which we refer to as the Code of Ethics, applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics, audit committee charter and compensation committee charter as exhibits to our registration statement on Form S-1 (File No. 333-261941), which exhibits are incorporated by reference as exhibits to this Report. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Arrangements and Policies

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our Original Sponsor up to $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, Original Sponsor, officers, directors or our or any of their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 29, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

In the table below, percentage ownership is based on 8,991,229 ordinary shares issued and outstanding as of February 29, 2024. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. All of the Class B ordinary shares have been converted into Class A ordinary shares on a one-for-one basis.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Control
SRIRAMA Associates, LLC (our Sponsor) (3)	4,317,500	48.0%	—	—	48.0%
Suren Ajjarapu (3)	—	—	—	—	—
Howard Doss	—	—	—	—	—
Michael L. Peterson	—	—	—	—	—
Donald G. Fell	—	—	—	—	—
Avinash Wadhwani	—	—	—	—	—
Mayur Doshi	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	4,317,500	48.0%	—	—	48.0%
Five Percent Holders
PowerUp Sponsor LLC (our Original Sponsor) (4)	2,870,000	31.9%	—	—	31.9%

(1) Unless otherwise noted, the business address of each of the following entities or individuals is c/o PowerUp Acquisition Corp., 188 Grand Street, Unit #195, New York, NY 10013.

(2) All Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis.

(3) Our Sponsor is the record holder of such shares. Mr. Ajjarapu is the managing member of our Sponsor. As such, Mr. Ajjarapu has voting and investment discretion with respect to the ordinary shares held of record by our Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by our Sponsor. Mr. Ajjarapu disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(4) Our Original Sponsor is the record holder of such shares. Messrs. Hack and Schillinger are the managing members of our Original Sponsor. As such, each of Messrs. Hack and Schillinger has voting and investment discretion with respect to the ordinary shares held of record by our Original Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by our Original Sponsor. Each of Messrs. Hack and Schillinger disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 16, 2021, our Original Sponsor paid an aggregate purchase price of $25,000, or approximately $0.0029 per share, to subscribe for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by our Original Sponsor, our company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. On February 11, 2022, we effected a 1.11111111-for-1.0 share dividend of our ordinary shares, such that our Original Sponsor owned an aggregate of 7,187,500 founder shares, for a resulting purchase price of approximately resulting in a purchase price of approximately $0.0035 per share. As a result of the underwriters’ election to fully exercise their over-allotment option, none of the 937,500 founder shares that were subject to forfeiture by our Original Sponsor were forfeited.

Our Original Sponsor purchased an aggregate of 9,763,333 private placement warrants at a purchase price of $1.50 per warrant, for an aggregate purchase price of $14,645,000, in a private placement that occurred simultaneously with the closing of our initial public offering. The placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

We currently maintain our executive offices at 188 Grand Street, Unit #195, New York, NY 10013. The cost for our use of this space is included in the $10,000 per month fee we pay to our Original Sponsor or its affiliates for office space and administrative and support services. Upon completion of our initial business combination or our liquidation, we expect to cease paying these monthly fees.

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

Our Original Sponsor loaned us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 and the closing of our initial public offering, which occurred on February 23, 2022. The loan was repaid upon the closing of our initial public offering out of the portion of the proceeds from our initial public offering and the sale of placement warrants that were allocated for the payment of offering expenses (other than underwriting discounts and commissions) and were not held in the trust account.

In addition, our Original Sponsor, Sponsor, or their affiliates may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans made available by our Original Sponsor, Sponsor, or their affiliates may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Original Sponsor, Sponsor, or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Sponsor Share Conversion

On May 18, 2023, following the extraordinary general meeting, shareholders holding all of the issued and outstanding Class B ordinary shares elected to convert their Class B ordinary shares into Class A ordinary shares on a one-for-one basis. As a result, 7,187,500 of our Class B ordinary shares were cancelled and 7,187,500 of our Class A ordinary shares were issued to such converting Class B shareholders. The converting Class B shareholders agreed that all of the terms and conditions applicable to the Class B ordinary shares set forth in the Letter Agreement, shall continue to apply to the Class A ordinary shares that the Class B ordinary shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account or any monies or other assets held therein.

Sponsor Purchase Agreement

On July 14, 2023, we entered into the Sponsor Purchase Agreement with the Original Sponsor and the Sponsor, pursuant to which the Sponsor agreed to purchase from the Original Sponsor 4,317,500 of our Class A ordinary shares and 6,834,333 private placement warrants, each exercisable for one Class A Ordinary Share for an aggregate purchase price of $1.00, payable at the time we complete an initial business combination. In addition to the payment of the Sponsor Purchase Price, the Sponsor also assumed the responsibilities and obligations of the Original Sponsor related to the Company. On August 18, 2023, the parties to the Sponsor Purchase Agreement closed the transactions contemplated thereby.

Business Combination Agreement

On December 26, 2023, we entered into the Merger Agreement with Merger Sub, the Sponsor, Visiox, and Ryan Bleeks, in the capacity as the seller representative. Pursuant to the Merger Agreement, among other things, the Company will complete the Domestication and the parties will effect the merger of Merger Sub with and into Visiox, with Visiox continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Visiox shall be exchanged for shares of common stock, par value $0.0001 per share, of the Company subject to the conditions set forth in the Merger Agreement, with Visiox surviving the Share Exchange as a wholly owned subsidiary of the Company.

Related Party Loans

On December 21, 2023 the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the Sponsor, and, in turn, the Sponsor loaned $250,000 to the Company.

On January 9, 2024 the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and Apogee Pharma Inc. (“Apogee”), pursuant to which Apogee loaned an aggregate of $50,000 to the Sponsor, and, in turn, the Sponsor loaned $50,000 to the Company.

On January 10, 2024, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and Jinal Sheth as lender, pursuant to which the lender loaned an aggregate of $150,000 to the Sponsor and the Sponsor loaned $150,000 to the Company.

On March 5, 2024, the Company entered into Subscription Agreements with four investors agreed to contribute to the Sponsor an aggregate of $1,000,00 to support the Company’s de-SPAC transaction.   The Company has certain obligations under Subscription Agreements, including to issue shares of its Class A ordinary shares to the investors in connection with the de-SPAC transaction and to pay or cause to be repaid the contributions of the investors.

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

Audit Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $123,287 and $44,000 for the services Marcum performed in connection with the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $0 and $0 for the services Marcum performed in connection with our Initial Public Offering.

Tax Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 17, 2022, by and between the Company and Citigroup Global Markets Inc., as representative of the several underwriters (2)
2.1	Agreement and Plan of Merger, dated December 26, 2023, by and among PowerUp Acquisition Corp., PowerUp Merger Sub Inc., SRIRAMA Associates, LLC, Visiox Pharmaceuticals, Inc., and Ryan Bleeks. (3)
3.1	Amended and Restated Memorandum and Articles of Association (2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company (4)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities (5)
10.1	Letter Agreement, dated February 17, 2022, by and among the Company, its officers, its directors and PowerUp Sponsor LLC (2)
10.2	Investment Management Trust Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, as trustee (2)
10.3	Private Placement Warrants Purchase Agreement, dated February 17, 2022, by and between the Company and PowerUp Sponsor LLC (2)
10.4	Registration Rights Agreement, dated as of February 17, 2022, by and between the Company and certain security holders (2)
10.5	Form of Indemnity Agreement, dated as of February 17, 2022, by and between the Company and each of the directors and officers of the Company (2)
10.6	Amended and Restated Promissory Note, dated as of January 14, 2022, issued to PowerUp Sponsor LLC (1)
10.7	Securities Subscription Agreement, dated as of February 16, 2021, by and between the Company and PowerUp Sponsor LLC (1)
10.8	Form of Non-Redemption Agreement (6)
10.9	Purchase Agreement, dated July 14, 2023, by and among SRIRAMA Associates, LLC, PowerUp Acquisition Corp., and PowerUp Sponsor LLC (7)
10.10	Loan and Transfer Agreement, dated December 21, 2023, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and SSVK Associates, LLC. (3)
10.11	Loan and Transfer Agreement, dated January 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and Apogee Pharma Inc.*
10.12	Form of Subscription Agreement dated March 5, 2024, by and among the PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, and Visiox Pharmaceuticals, Inc. and Investor.*
14.1	Code of Ethics (1)
19.1	Insider Trading Policy*
21.1	Subsidiaries of PowerUp Acquisition Corp.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy*
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included as Exhibit 101)*

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 14, 2022.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 23, 2022.

(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on December 28, 2023.

(4)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on May 23, 2023.

(5)	Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the SEC on March 21, 2023.

(6)	Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K filed on May 1, 2023.

(7)	Incorporated by reference from Exhibit 10.1 to the Current Report filed on July 19, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: March 11, 2024	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ Surendra Ajjarapu	Surendra Ajjarapu	Chief Executive Officer and Chairman (Principal Executive Officer)	March 11, 2024

/s/ Howard Doss	Howard Doss	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2024

/s/ Michael Peterson	Michael Peterson	Director	March 11, 2024

/s/ Avinash Wadhwani	Avinash Wadhwani	Director	March 11, 2024

/s/ Donald Fell	Donald Fell	Director	March 11, 2024

/s/ Mayur Doshi	Mayur Doshi	Director	March 11, 2024

POWERUP ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’ and Board of Directors of

PowerUp Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PowerUp Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before May 23, 2024. The Company entered into a definitive merger agreement with a business combination target on December 26, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to May 23, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after May 23, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 11, 2024

POWERUP ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$—	$497,259
Prepaid expenses and other	81,223	600,493
Total current assets	81,223	1,097,752
Prepaid expenses - noncurrent	—	80,170
Investments held in Trust Account	19,901,169	299,004,083
TOTAL ASSETS	$19,982,392	$300,182,005

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,005	180,634
Loan and Transfer note - payable	12,384	—
Due to affiliate	238,939	122,689
Total current liabilities	403,328	303,323
Deferred Underwriting fee payable	—	10,812,500
TOTAL LIABILITIES	403,328	11,115,823

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption at redemption value, $0.0001 par value, 1,803,729 and 28,750,000 shares as of December 31, 2023 and 2022, respectively	19,901,169	299,004,083

SHAREHOLDER’S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; 7,187,500 and 0 issued or outstanding at December 31, 2023 and 2022, respectively (excluding 1,803,729 and 28,750,000 shares subject to redemption as of December 31, 2023 and 2022, respectively)	719	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 0 and 7,187,500 issued and outstanding at December 31, 2023 and 2022, respectively	—	719
Additional paid-in capital	10,964,930	—
Accumulated deficit	(11,287,754)	(9,938,620)
Total shareholders’ deficit	(322,105)	(9,937,901)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$19,982,392	$300,182,005

The accompanying notes are an integral part of the consolidated financial statements.

POWERUP ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
OPERATING EXPENSES
General and administrative	$1,340,168	$976,345
Total operating expenses	(1,340,168)	(976,345)

Other income:
Interest expense – debt discount	(8,966)	—
Interest earned on investments held in Trust Account	5,813,213	4,316,583
Total other income, net	5,804,247	4,316,583

Net income	$4,464,079	$3,340,238

Weighted average shares outstanding of Class A ordinary shares	16,461,668	24,496,575
Basic and diluted net income per share, Class A ordinary shares	$0.23	$0.11
Weighted average shares outstanding of Class B ordinary shares	2,717,466	7,187,500
Basic and diluted net income per share, Class B ordinary shares	$0.23	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

POWERUP ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	7,187,500	$719	$24,281	$(25,475)	$(475)
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	5,286,660	—	5,286,660
Proceeds from issuance of Private Placement Warrants to Sponsor	—	—	—	—	14,645,000	—	14,645,000
Remeasurement for redeemable shares to redemption value	—	—	—	—	(19,955,941)	(13,253,382)	(33,209,323)
Net income	—	—	—	—	—	3,340,238	3,340,238
Balance – December 31, 2022	—	—	7,187,500	719	—	(9,938,620)	(9,937,901)
Conversion of Class B shares to Class A	7,187,500	719	(7,187,500)	(719)	—	—	—
Reduction of U/W Fee Payable	—	—	—	—	10,812,500	—	10,812,500
Contribution - shareholder non-redemption agreements	—	—	—	—	118,298	—	118,298
Shareholder non-redemption agreements	—	—	—	—	(118,298)	—	(118,298)
Face value of convertible note in excess of fair value	—	—	—	—	152,430	—	152,430
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(5,813,213)	(5,813,213)
Net income	—	—	—	—	—	4,464,079	4,464,079
Balance – December 31, 2023	7,187,500	$719	—	$—	$10,964,930	$(11,287,754)	$(322,105)

The accompanying notes are an integral part of the consolidated financial statements.

POWERUP ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$4,464,079	$3,340,238
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,813,213)	(4,316,583)
Interest expense – debt discount	8,966	—
Changes in operating assets and liabilities:
Prepaid expenses	599,440	(680,663)
Accounts payable and accrued expenses	(28,629)	125,533
Due to affiliate	116,250	122,689
Net cash used in operating activities	(653,107)	(1,408,786)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	284,916,127	—
Cash deposited to Trust Account	—	(294,687,500)
Net cash provided by (used in) investing activities	284,916,127	(294,687,500)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering net of underwriting fees	—	282,500,000
Proceeds from sale of private units	—	14,645,000
Repayment of promissory note - related party	—	(252,915)
Payment of offering costs	—	(298,540)
Redemption of ordinary shares	(284,916,127)	—
Proceeds from Sponsor note	155,848	—
Net cash (used in) provided by financing activities	(284,760,279)	296,593,545

NET CHANGE IN CASH	(497,259)	497,259
CASH, BEGINNING OF THE PERIOD	497,259	—
CASH, END OF THE PERIOD	$—	$497,259

Non-cash investing and financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$294,687,500
Deferred underwriting commissions payable charged to additional paid in capital	$(10,812,500)	$10,812,500
Remeasurement of Class A ordinary shares to redemption value	$5,813,213	$33,209,323
Sponsor shares contributed for no redemption of shares	$118,298	$—
Conversion of Class B shares to Class A	$719	$—

The accompanying notes are an integral part of the consolidated financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS

DECEMBER 31, 2023

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

On December 26, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PowerUp Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Visiox Pharmaceuticals, Inc., a Delaware corporation (“Visiox”). The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

As of December 31, 2023, the Company had not commenced any operations. Substantially all activity from February 9, 2021 (inception) through December 31, 2023 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO amounted to $16,418,580, consisting of $5,000,000 of underwriting fees, $10,812,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $606,080 of other costs. As described in Note 6, the $10,812,500 of deferred underwriting fee payable was contingent upon the consummation of a Business Combination by May 23, 2024, subject to the terms of the underwriting agreement. On June 28, 2023, the underwriters of the IPO, agreed to waive their entitlements to the deferred underwriting commissions of $10,812,500 pursuant to the underwriting agreement for the IPO (the “Underwriting Agreement”). As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying consolidated financial statements (see Note 6).

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $11.03 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There are no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the consolidated balance sheet until such date that a redemption event takes place.

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

Following the Extraordinary General Meeting, on May 18, 2023, those Initial Shareholders holding all of the issued and outstanding Class B ordinary shares of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis (the “Conversion”). As a result, 7,187,500 of the Company’s Class B ordinary shares were cancelled and 7,187,500 of the Company’s Class A ordinary shares were issued to converting Class B shareholders.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by May 23, 2024, or during any additional extension period (the “Combination Period”). However, if the Initial Shareholders acquired Public Shares in or after the IPO, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $11.03 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On December 26, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PowerUp Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Visiox. The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

Going Concern

As of December 31, 2023, the Company had $0 in its operating bank account and a working capital deficit of $322,105. As of December 31, 2023 and 2022, the Company had $19,901,169 and $299,004,083 in its trust account. On May 18, 2023, 26,946,271 of the Company’s ordinary shares were redeemed and as of December 31, 2023, $19,901,169 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith. As of December 31, 2023 and December 31, 2022, $5,813,213 and $4,316,583 of the amount in the Trust Account are represented as Interest earned on investments held in the Trust Account, respectively.

The Company had 15 months from the closing of the IPO to consummate an initial business combination. At the Extraordinary General Meeting, the Company’s shareholders approved the Extension Amendment that served to extend the date by which the Company must consummate its initial Business Combination from May 23, 2023 to May 23, 2024. The remaining life of the Company as of December 31, 2023 is under 12 months.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with another public company difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 1,803,729 and 28,750,000 ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2023 and 2022, the redeemable ordinary shares subject to possible redemption reflected in the consolidated balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus:
Remeasurement of carrying value to redemption value	33,209,323
Redeemable ordinary shares subject to possible redemption at December 31, 2022	299,004,083
Less:
Redemption	(284,916,127)
Plus:
Remeasurement of carrying value to redemption value	5,813,213
Redeemable ordinary shares subject to possible redemption at December 31, 2023	$19,901,169

Net Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares (the “Ordinary Shares”) and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At December 31, 2023, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for years ended December 31, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For year ended		For year ended
	December 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,831,570	$632,509	$2,582,508	$757,730
Denominator:
Weighted average shares outstanding	16,461,668	2,717,466	24,496,575	7,187,500
Basic and dilution net income per share	$0.23	$0.23	$0.11	$0.11

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing consolidated financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants (as defined below) and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 28,750,000 Units at a price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share and one-half of a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one whole Class A ordinary share at a price of $11.50 per whole share, subject to adjustment (see Note 8).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 16, 2021, the Original Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares for an aggregate price of $25,000, and on December 18, 2021, the Original Sponsor surrendered 2,156,250 Class B ordinary shares, so that the Original Sponsor then owned an aggregate of 6,468,750 Class B ordinary shares. On February 11, 2022, the Company effected a 1.11111111-for-1.0 share dividend of its Class B ordinary shares, so that the Original Sponsor owned an aggregate of 7,187,500 Founder Shares. The share dividend was retroactively restated. Since the underwriters’ exercised their overallotment option in full upon IPO, none of the Founder Shares were forfeited.

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

Related Party Loans

On February 16, 2021, the Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2023 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in February 2022 after the IPO and there was no amount outstanding as of as of December 31, 2023 and 2022.

In addition, in order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the year ended December 31, 2023 and 2022, the Company has incurred $120,000 and $100,000, respectively, of expenses under this arrangement.

Loan and Transfer Agreement

On December 21, 2023 the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and SSVK Associates, LLC (the “Lender”), pursuant to which the Lender loaned an aggregate of $250,000 (the “Funded Amount”) to the Sponsor (the “Sponsor Loan”) and the Sponsor loaned $250,000 to the Company (the “SPAC Loan”). As of December 31, 2023 and December 31, 2022, there was $155,848 and $0 in borrowings under the agreement, respectively (see note 6).

The Company analyzed its Loan and Transfer Agreements under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Lender have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. As of December 31, 2023, the Sponsor received an aggregate of $155,848 under the Loan and Transfer Agreement of which $155,848 was funded to the Company. The amounts received under the Loan and Transfer Agreement were recorded as a Loan and Transfer Liability on the accompanying consolidated balance sheets. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. During the year ended December 31, 2023, the Company recorded $8,966 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of December 31, 2023 amounted to $143,464.

Pursuant to ASC 470, the Company recorded the fair value of the loan and transfer liability on the consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its consolidated statements of operations. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

Due to affiliate

As of December 31, 2023 and 2022, $238,939 and $122,689, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying consolidated balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account~~.~~

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

On June 28, 2023, the underwriters agreed to waive their entitlement to the deferred underwriting commissions of $10,812,500 in accordance with the Underwriting Agreement. As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying consolidated financial statements.

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

Purchase Agreement

On July 14, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SRIRAMA Associates, LLC, a Delaware limited liability company (the “New Sponsor”) and PowerUp Sponsor LLC (the “Original Sponsor”), pursuant to which the New Sponsor purchased from the Original Sponsor (x) 4,317,500 Class A Ordinary Shares and (y) 6,834,333 private placement warrants, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated February 22, 2022, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated February 17, 2022, by and between SPAC and Citigroup Global Markets Inc., as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 payable at the time of the initial Business Combination. On August 18, 2023, the parties to the Purchase Agreement closed the transactions contemplated thereby.

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

Merger Agreement

On December 26, 2023, the Company entered into an Agreement and Plan of Merger by and among PowerUp, PowerUp Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Visiox Pharmaceuticals, Inc., a Delaware corporation (“Visiox”), and Ryan Bleeks, in the capacity as the seller representative (as may be amended and/or restated from time to time, the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, the parties will effect the merger of Merger Sub with and into Visiox, with Visiox continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Visiox shall be exchanged for shares of common stock, par value $0.0001 per share, of PowerUp (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Visiox surviving the Share Exchange as a wholly owned subsidiary of PowerUp.

Prior to the Closing Date, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, PowerUp will migrate out of the Cayman Islands and domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the DGCL and Part XII of the Cayman Islands Companies Act. In connection with the Domestication, each issued and outstanding pre-Domestication preferred share, each issued and outstanding pre-Domestication Class A ordinary share, each issued and outstanding pre-Domestication Class B ordinary share, each issued and outstanding pre-Domestication private warrant, each issued and outstanding pre-Domestication public warrant, and each issued and outstanding pre-Domestication unit shall automatically convert, one a one-for-one basis, into one share of Company Preferred Stock, one share of Company Class A Common Stock, one share of Company Class B Common Stock, one Company Private Warrant, one Company Public Warrant, and one Company Public Unit, respectively. Immediately following the Domestication, (i) each share of Company Class B Common Stock shall convert automatically, on a one-for-one basis, into one share of Company Class A Common Stock, (ii) the Company Class A Common Stock will be reclassified as Company Common Stock, and (iii) each Company Public Unit will be separated into shares of Company Common Stock and Company Public Warrants.

Merger Consideration

As consideration for the Merger, the holders of Visiox’s securities collectively shall be entitled to receive from the Company, in the aggregate, a number of shares of Company Common Stock with an aggregate value equal to the Merger Consideration. Under the Merger Agreement, “Merger Consideration” means (a) $80,000,000 less (b) the amount by which Net Working Capital at Closing is less than $0, if any, less (c) Company Transaction Expenses, less (d) Company Indebtedness at Closing, less (e) the product of (i) the number of Rollover RSUs, multiplied by (ii) $10.00. Capitalized terms used herein have the meanings assigned in the Merger Agreement.

In addition, holders of Visiox’s securities and the Sponsor shall also have the contingent right to receive from the Company, in the aggregate, an additional 6,000,000 shares of Company Common Stock as follows:

(a)	In the event the first commercial sale of Omlonti (omidenepag isopropyl ophthalmic solution) 0.002% occurs within twelve (12) months of the Closing Date, then, subject to the terms and conditions of the Merger Agreement, the Company shall issue to each of the Company Stockholders such Company Stockholder’s Pro Rata Share of 1,000,000 Earnout Shares and the Sponsor shall be issued 1,000,000 Earnout Shares (the “Launch Earnout Share Payment”).

(b)	Beginning in the first fiscal year following the Company Stockholders and Sponsor earning the Launch Earnout Share Payment (the “$12.50 Earnout Eligibility Date”), in the event that the VWAP of the Company Common Stock equals or exceeds $12.50 per share (the “First Share Price Target”) for 20 out of any 30 consecutive Trading Days during the period beginning on the Closing Date and ending on the 36-month anniversary of the Closing Date (such period the “Earnout Period”), and subject to the terms and conditions of the Merger Agreement, the Company shall issue to each of the Company Stockholders such Company Stockholder’s Pro Rata Share of 1,000,000 Earnout Shares and the Sponsor shall be issued 1,000,000 Earnout Shares (the “$12.50 Earnout Share Payment”).

In the event the First Share Price Target was achieved prior to the $12.50 Earnout Eligibility Date, the $12.50 Earnout Share Payment shall be earned on the $12.50 Earnout Eligibility Date. In the event the First Share Price Target was achieved on or after the $12.50 Earnout Eligibility Date, the $12.50 Earnout Share Payment shall be earned on the date on which the First Share Price Target was achieved. No $12.50 Earnout Share Payment shall be earned if the $12.50 Earnout Eligibility Date is a date later than the end of the Earnout Period.

(c)	Beginning in the first fiscal year following the Company Stockholders and Sponsor earning the $12.50 Earnout Share Payment (the “$15.00 Earnout Eligibility Date”), in the event that the VWAP of the Company Common Stock equals or exceeds $15.00 per share (the “Second Share Price Target”) for 20 out of any 30 consecutive Trading Days during Earnout Period, and subject to the terms and conditions of the Merger Agreement, the Company shall issue to each of the Company Stockholders such Company Stockholder’s Pro Rata Share of 1,000,000 Earnout Shares and the Sponsor shall be issued 1,000,000 Earnout Shares (the “$15.00 Earnout Share Payment”).

In the event the Second Share Price Target was achieved prior to the $15.00 Earnout Eligibility Date, the $15.00 Earnout Share Payment shall be earned on the $15.00 Earnout Eligibility Date. In the event the Second Share Price Target was achieved on or after the $15.00 Earnout Eligibility Date, the $15.00 Earnout Share Payment shall be earned on the date on which the Second Share Price Target was achieved. No $15.00 Earnout Share Payment shall be earned if the $15.00 Earnout Eligibility Date is a date later than the end of the Earnout Period.

Loan and Transfer Agreement

In connection with the execution of the Merger Agreement, on December 21, 2023, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and SSVK Associates, LLC (the “Lender”), pursuant to which the Lender loaned an aggregate of $250,000 (the “Funded Amount”) to the Sponsor (the “Sponsor Loan”) and the Sponsor loaned $250,000 to the Company (the “SPAC Loan”). The Sponsor Loan accrues interest at 8% per annum and the SPAC Loan does not accrue interest. The Company is not responsible for the payment of any interest on the Sponsor Loan and is only required to repay the principal amount of the SPAC Loan upon the completion of the Company’s initial business combination. The Funded Amount, together with all accrued and unpaid interest thereon, shall be repaid by the Sponsor within five days of the closing of the Company’s initial business combination, at the option of the Lender, in either (a) cash; or (b) Class A ordinary shares of the Company held by the Sponsor, at the rate of one (1) Class A ordinary share for each $10.00 of converted principal and interest. As additional consideration for the Lender making the Sponsor Loan available to the Sponsor, the Sponsor agreed to transfer one (1) Class A ordinary share of the Company to the Lender for each $1.00 multiple of the Funded Amount, which included the registration rights previously provided by the Company to the Sponsor.

Convertible Promissory Note

On December 1, 2023, Visiox issued Sponsor a secured convertible promissory note (“Visiox Convertible Note”) in the principal amount of up to $2,000,000. The Visiox Convertible Note accrues simple interest at a rate of 15% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All then outstanding principal, together with any then unpaid and accrued interest and other amount payable under the Visiox Convertible Note shall be due and payable at the earlier of (i) when requested in writing by the Sponsor on or after November 30, 2024 (the “Maturity Date”) or (ii) when, upon the occurrence and during the continuance of an Event of Default, such amounts become due and payable in accordance with the terms of the Visiox Convertible Note. The Visiox Convertible Note may not be prepaid without the consent of the Sponsor.

Advisory Services Agreement

The Company shall (a) on behalf Visiox, pay $2.0 million to the Sponsor for advisory services (the “Advisory Fee”) and (b) on behalf of the Company, issue the Sponsor 2,000,000 shares of Company Common Stock as partial consideration for the Sponsor entering into the Company Convertible Notes; and (c) issue the Sponsor up to 1,000,000 shares of Company Common Stock as partial consideration for the Sponsor entering into Working Capital Loans, such exact number to be the actual dollar amount of principal loaned.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 7,187,500 and no Class A ordinary shares, respectively, issued and outstanding (excluding 1,803,729 and 28,750,000 Class A ordinary shares subject to possible redemption, respectively).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of December 31, 2023 and 2022, there were 0 and 7,187,500 Class B ordinary shares outstanding, none of which were subject to forfeiture at the time.

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

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of December 31, 2023, the Company had 14,375,000 Public Warrants and 9,763,333 Private Warrants outstanding, respectively.

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

At December 31, 2023 and 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$19,901,169	—	—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$299,004,083	—	—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued. Other than described below, there have been no events that have occurred that would require adjustments to the disclosures of the consolidated financial statements.

On January 9, 2024, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and Apogee Pharma Inc. (“Apogee”), pursuant to which the Apogee loaned an aggregate of $50,000 to the Sponsor and the Sponsor loaned $50,000 to the Company.

On January 10, 2024, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and Jinal Sheth as lender, pursuant to which the lender loaned an aggregate of $150,000 to the Sponsor and the Sponsor loaned $150,000 to the Company.

On March 5, 2024, the Company entered into Subscription Agreements with four investors who agreed to contribute to the Sponsor an aggregate of $1,000,00 to support the Company’s de-SPAC transaction.   The Company has certain obligations under Subscription Agreements, including to issue shares of its Class A ordinary shares to the investors in connection with the de-SPAC transaction and to pay or cause to be repaid the contributions of the investors.

