Form 10-Q
period 2024-03-31
PowerUp Acquisition Corp.
filed 2024-06-05
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 31, 2024 there were 7,765,144 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses and other	$65,577	$81,223
Total current assets	65,577	81,223

Investments held in Trust Account	20,136,022	19,901,169
TOTAL ASSETS	$20,201,599	$19,982,392

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$365,010	152,005
Loan and Transfer note – payable	217,232	12,384
Financial Liability - SPAC loan	1,782,202	—
Due to affiliate	268,939	238,939
Total current liabilities	2,633,383	403,328
TOTAL LIABILITIES	2,633,383	403,328

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption at redemption value, $0.0001 par value,1,803,729 shares as of March 31, 2024 and December 31, 2023, respectively	20,136,022	19,901,169

SHAREHOLDER’S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; 7,187,500 issued or outstanding at March 31, 2024 and December 31, 2023, respectively (excluding 1,803,729 shares subject to redemption as of March 31, 2024 and December 31, 2023)	719	719
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 0 issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	11,421,183	10,964,930
Accumulated deficit	(13,989,708)	(11,287,754)
Total shareholders’ deficit	(2,567,806)	(322,105)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$20,201,599	$19,982,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
OPERATING EXPENSES
General and administrative	$2,522,678	$324,565
Total operating expenses	2,522,678	324,565
Other income:
Interest earned on investments held in Trust Account	234,853	3,196,998
Other income	4,034	—
Interest expense - debt discount	(183,310)	—
Total other income	55,577	3,196,998
Net (loss) income	$(2,467,101)	$2,872,433

Weighted average shares outstanding of Class A ordinary shares	8,991,229	28,750,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.27)	$0.08
Weighted average shares outstanding of Class B ordinary shares	—	7,187,500
Basic and diluted net income per share, Class B ordinary shares	$—	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	7,187,500	$719	—	$—	$10,964,930	$(11,287,754)	$(322,105)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(234,853)	(234,853)
Face value of convertible note in excess of fair value	—	—	—	—	242,489	—	242,489
Issuance of subscription shares	—	—	—	—	213,764	—	213,764
Net loss	—	—	—	—	—	(2,467,101)	(2,467,101)
Balance - March 31, 2024	7,187,500	$719	—	$—	$11,421,183	$(13,989,708)	$(2,567,806)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	—	$—	7,187,500	$719	$—	$(9,938,620)	$(9,937,901)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(3,196,998)	(3,196,998)
Net income	—	—	—	—	—	2,872,433	2,872,433
Balance – March 31, 2023	—	$—	7,187,500	$719	$—	$(10,263,185)	$(10,262,466)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,467,101)	$2,872,433
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(234,853)	(3,196,998)
Change in fair value of convertible note	183,310	—
Changes in operating assets and liabilities:
Prepaid expenses	15,646	89,360
Accounts payable and accrued expenses	213,005	23,098
Due to affiliate	30,000	30,000
Net cash flows used in operating activities	(2,259,993)	(182,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Subscription Liability	1,995,966	—
Proceeds from Sponsor note	264,027	—
Net cash flows provided by financing activities	2,259,993	—

NET CHANGE IN CASH	—	(182,107)
CASH, BEGINNING OF THE PERIOD	—	497,259
CASH, END OF THE PERIOD	$—	$315,152

Supplemental disclosure of noncash activities:
Remeasurement of Class A ordinary shares to redemption value	$234,853	$3,196,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

PowerUp Acquisition Corp. (the “Company” or “PowerUp”) was incorporated as a Cayman Islands exempted company on February 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of March 31, 2024, the Company had not commenced any operations. Substantially all activity from February 9, 2021 (inception) through March 31, 2024 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective initial Business Combination, the negotiation of the Merger Agreement and actions taken to advance the business combination with Visiox. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO amounted to $16,418,580, consisting of $5,000,000 of underwriting fees, $10,812,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $606,080 of other costs. As described in Note 6, the $10,812,500 of deferred underwriting fee payable was contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement. On June 28, 2023, the underwriters of the IPO, agreed to waive their entitlements to the deferred underwriting commissions of $10,812,500 pursuant to the underwriting agreement for the IPO (the “Underwriting Agreement”). As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed consolidated financial statements (see Note 6).

Following the closing of the IPO, $294,687,500 ($10.25 per Unit) from the net proceeds of the sale of the Units, Overallotment Units, and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in January 2024, the Company instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of an initial Business Combination or the Company’s liquidation.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to an initial Business Combination. If the Company seeks shareholder approval of a Business Combination, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Original Sponsor agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of the Business Combination. The New Sponsor (as defined below) is subject to this same obligation. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company’s Original Sponsor, and its initial officers and directors (the “Initial Shareholders”) agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. The New Sponsor and the Company’s current officers and directors are subject to this same obligation.

On May 18, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extension Meeting”). At the 2023 Extension Meeting, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from May 23, 2023 to May 23, 2024 (the “2023 Extension Amendment”). In connection with the approval of the 2023 Extension Amendment, holders of 26,946,271 of the Company’s Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.55 per share, for an aggregate of approximately $284 million.

Following the 2023 Extension Meeting, on May 18, 2023, those Initial Shareholders holding all of the issued and outstanding Class B ordinary shares of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis (the “Conversion”). As a result, 7,187,500 of the Company’s Class B ordinary shares were cancelled and 7,187,500 of the Company’s Class A ordinary shares were issued to converting Class B shareholders.

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

On April 13, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Markets division (“CCM”) to act as its capital markets advisor in connection with seeking an extension for completing a Business Combination. The Company will pay CCM the sum of (i) $300,000 plus (ii) 50,000 Class A ordinary shares of the Company which is payable at the close of a Business Combination. On July 13, 2023, the Company amended the agreement with CCM. As a result of the amendment, the Company will pay CCM 80,000 Class A ordinary shares of the Company, which is payable at the close of a Business Combination.

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

On May 22, 2024, the Company held an extraordinary general meeting of shareholders (the “2024 Extension Meeting”). At the 2024 Extension Meeting, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from May 23, 2024 to February 17, 2025 (the “2024 Extension Amendment”). In connection with the approval of the 2024 Extension Amendment, holders of 1,226,085 of the Company’s Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.24 per share, for an aggregate of approximately $13.8 million (See Note 10 for subsequent update on 2024 extension meeting).

If the Company is unable to complete a Business Combination by February 17, 2025, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the requirements of applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by February 17, 2025, or during any additional extension period (the “Combination Period”). However, if the Initial Shareholders acquired Public Shares in or after the IPO, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $11.24 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of March 31, 2024, the Company had $0 in its operating bank account and a working capital deficit of $2,567,806. As of March 31, 2024, the Company had $20,136,022 in its trust account to be used for a Business Combination or to repurchase or redeem its Class A ordinary shares in connection therewith. As of March 31, 2024, $234,853 of the amount in the Trust Account are represented as Interest earned on investments held in the Trust Account.

The Company had 15 months from the closing of the IPO to consummate an initial Business Combination. At the 2024 Extension Meeting, the Company’s shareholders approved the 2024 Extension Amendment that served to extend the date by which the Company must consummate its initial Business Combination to February 17, 2025 (See Note 10 for subsequent extraordinary general meeting on May 22, 2024). The remaining life of the Company as of March 31, 2024 is under 12 months.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 11, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

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

This may make comparison of the Company’s condensed consolidated financial statements with another public company difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

At March 31, 2024 substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank, and at December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account at December 31, 2023 are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 1,803,729 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2024 and December 31, 2023, the redeemable ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Fair value to Public Warrants at issuance	(5,606,250)
Redeemable ordinary share issuance costs	(16,098,990)
Plus:
Remeasurement of carrying value to redemption value	33,209,323
Redeemable ordinary shares subject to possible redemption at December 31, 2022	299,004,083
Less:
Redemption	(284,916,127)
Plus:
Remeasurement of carrying value to redemption value	5,813,213
Redeemable ordinary shares subject to possible redemption at December 31, 2023	$19,901,169
Plus:
Remeasurement of carrying value to redemption value	234,853
Redeemable ordinary shares subject to possible redemption at March 31, 2024	$20,136,022

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares (the “Ordinary Shares”) and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At March 31, 2024, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the three months ended		For the three months ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(2,467,101)	$—	$2,297,946	$574,487
Denominator:
Weighted average shares outstanding	8,991,229	—	28,750,000	7,187,500
Basic and dilution net (loss) income per share	$(0.27)	$—	$0.08	$0.08

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

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

The Original Sponsor and the Company’s initial officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination. The New Sponsor and the Company’s current officers and directors are subject to this same obligation.

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

Related Party Loans

On February 16, 2021, the Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2023 or the completion of the IPO. As of December 31, 2021 the amount outstanding was $238,596. The Note was subsequently paid off in February 2022 after the IPO and there was no amount outstanding as of as of March 31, 2024 and December 31, 2023.

In addition, in order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, $450,000 and $250,000 in Working Capital Loans were outstanding.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2024 and 2023, the Company has incurred $30,000 and $30,000, respectively, of expenses under this arrangement.

Due to affiliate

As of March 31, 2024 and December 31, 2023, $268,939 and $238,939, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying condensed consolidated balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account.

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

On June 28, 2023, the underwriters agreed to waive their entitlement to the deferred underwriting commissions of $10,812,500 in accordance with the Underwriting Agreement. As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed consolidated financial statements.

Non-Redemption Agreements

The Original Sponsor entered into Non-Redemption Agreements with various shareholders of the Company (the “Non-Redeeming Shareholders”), pursuant to which these shareholders agreed not to redeem a portion of their Class A ordinary shares (the “Non-Redeemed Shares”) solely in connection with the 2023 Extension Meeting, but such shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Original Sponsor agreed to transfer to such Non-Redeeming Shareholders an aggregate of 750,000 the Founder Shares held by the Original Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 750,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreement to be $118,298 or approximately $0.15 per share. The fair value was determined using the probability of a successful Business Combination of 5%, a volatility of 1.6%, a discount for lack or marketability of 4.14%, and the average value per shares as of the valuation date of $10.51 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Original Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Original Sponsor to induce these Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

Purchase Agreement

On July 14, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the New Sponsor and the Original Sponsor, pursuant to which the New Sponsor purchased from the Original Sponsor (x) 4,317,500 Class A Ordinary Shares and (y) 6,834,333 private placement warrants, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated February 22, 2022, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement), for an aggregate purchase price of $1.00 payable at the time of the initial Business Combination. On August 18, 2023, the parties to the Purchase Agreement closed the transactions contemplated thereby.

Contingent Agreement

On April 13, 2023, the Company engaged CCM to act as its capital markets advisor in connection with seeking an extension for completing a Business Combination. The Company will pay CCM the sum of (i) $300,000 plus (ii) 50,000 Class A ordinary shares of the Company which is payable at the close of Business Combination. On July 13, 2023, the Company amended the agreement with CCM. As a result of the amendment, the Company will pay CCM 80,000 Class A ordinary shares of the Company, which is payable at the close of a Business Combination. The fair value of the equity shares at the grant date which will be determined upon the consummation of a Business Combination.

Merger Agreement

On December 26, 2023, the Company entered into the Merger Agreement with Merger Sub, the Sponsor, Visiox, and Ryan Bleeks, in the capacity as the seller representative. Pursuant to the Merger Agreement, among other things, the parties will effect the merger of Merger Sub with and into Visiox, with Visiox continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Visiox shall be exchanged for shares of common stock, par value $0.0001 per share, of PowerUp (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Visiox surviving the Share Exchange as a wholly owned subsidiary of PowerUp.

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

Loan and Transfer Agreement

On December 21, 2023 the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and SSVK Associates, LLC (the “Lender”), pursuant to which the Lender loaned an aggregate of $250,000 to the Sponsor and the Sponsor loaned $250,000 to the Company. On January 9, 2024, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and Apogee Pharma Inc. (“Apogee”), pursuant to which the Apogee loaned an aggregate of $50,000 to the Sponsor and the Sponsor loaned $50,000 to the Company. On January 10, 2024, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and Jinal Sheth as lender, pursuant to which the lender loaned an aggregate of $150,000 to the Sponsor and the Sponsor loaned $150,000 to the Company.

As of March 31, 2024 and December 31, 2023, there was $419,875 and $155,848 in borrowings under the agreement, respectively.

The Company analyzed its Loan and Transfer Agreements under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Lender have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. As of March 31, 2024, the Sponsor received an aggregate of $419,875 under the Loan and Transfer Agreement of which $419,875 was funded to the Company. The amounts received under the Loan and Transfer Agreement were recorded as a Loan and Transfer Liability on the accompanying condensed consolidated balance sheets. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. During the three months ended March 31, 2024, the Company recorded $183,310 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of March 31, 2024 amounted to $202,643.

Pursuant to ASC 470, the Company recorded the fair value of the loan and transfer liability on the condensed consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its condensed consolidated statements of operations. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

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

In connection with the execution of the Merger Agreement, on January 9, 2024, the Company entered into Loan and Transfer Agreements between the Company, the Sponsor, and Apogee Pharma Inc. (“Apogee”), pursuant to which the Apogee loaned an aggregate of $50,000 to the Sponsor and the Sponsor loaned $50,000 to the Company. The Sponsor Loan accrues interest at 8% per annum and the SPAC Loan does not accrue interest. The Company is not responsible for the payment of any interest on the Sponsor Loan and is only required to repay the principal amount of the SPAC Loan upon the completion of the Company’s initial business combination. The Funded Amount, together with all accrued and unpaid interest thereon, shall be repaid by the Sponsor within five days of the closing of the Company’s initial business combination, at the option of the Lender, in either (a) cash; or (b) Class A ordinary shares of the Company held by the Sponsor, at the rate of one (1) Class A ordinary share for each $10.00 of converted principal and interest. As additional consideration for the Lender making the Sponsor Loan available to the Sponsor, the Sponsor agreed to transfer one (1) Class A ordinary share of the Company to the Lender for each $1.00 multiple of the Funded Amount, which included the registration rights previously provided by the Company to the Sponsor.

In connection with the execution of the Merger Agreement, on January 10, 2024, the Company entered into Loan and Transfer Agreements between the Company, the Sponsor, and Jinal Sheth (“Sheth”), pursuant to which the Sheth loaned an aggregate of $150,000 to the Sponsor and the Sponsor loaned $150,000 to the Company. The Sponsor Loan accrues interest at 8% per annum and the SPAC Loan does not accrue interest. The Company is not responsible for the payment of any interest on the Sponsor Loan and is only required to repay the principal amount of the SPAC Loan upon the completion of the Company’s initial business combination. The Funded Amount, together with all accrued and unpaid interest thereon, shall be repaid by the Sponsor within five days of the closing of the Company’s initial business combination, at the option of the Lender, in either (a) cash; or (b) Class A ordinary shares of the Company held by the Sponsor, at the rate of one (1) Class A ordinary share for each $10.00 of converted principal and interest. As additional consideration for the Lender making the Sponsor Loan available to the Sponsor, the Sponsor agreed to transfer one (1) Class A ordinary share of the Company to the Lender for each $1.00 multiple of the Funded Amount, which included the registration rights previously provided by the Company to the Sponsor.

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

Advisory Services Agreement

The Company shall (a) on behalf Visiox, pay $2.0 million to the Sponsor for advisory services (the “Advisory Fee”) and (b) on behalf of the Company, issue the Sponsor 2,000,000 shares of the Company’s post-closing common stock as partial consideration for the Sponsor entering into the Visiox Convertible Note; and (c) issue the Sponsor up to 1,000,000 shares of the Company’s post-closing common stock as partial consideration for the Sponsor entering into Working Capital Loans, such exact number to be the actual dollar amount of principal loaned, which totaled $450,000 as of March 31, 2024.

Subscription Agreement

On March 5, 2024, the Company entered into Subscription Agreements with four investors who agreed to contribute to the Sponsor an aggregate of $1,000,000 to support the Company’s de-SPAC transaction. The Company has certain obligations under Subscription Agreements, including to issue shares of its Class A ordinary shares to the investors in connection with the de-SPAC transaction and to pay or cause to be repaid the contributions of the investors. For the three months ended March 31, 2024, the Company recorded $1,786,236 as liability, $213,764 as additional paid-in capital and $2,000,000 subscription agreement expense at inception of the agreement.

The Company analyzed its Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Lender have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the condensed consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 7,187,500 Class A ordinary shares issued and outstanding (excluding 1,803,729 Class A ordinary shares subject to possible redemption).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 0 Class B ordinary shares outstanding.

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

The fair value of the Public Warrants as of February 23, 2022 was $0.39. As of March 31, 2024, the Company had 14,375,000 Public Warrants and 9,763,333 Private Warrants outstanding, respectively.

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

At March 31, 2024 the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank and at December 31, 2023, the assets held in the Trust Account were held in treasury funds. At December 31, 2023 the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
March 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$20,136,022	—	—
Subscription Financial Liabilities	3	$—	—	$1,782,202
Loan and Transfer note payable	3	$—	—	$217,232

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$19,901,169	—	—

As discussed in Note 6, the Company fair values the Subscription Liabilities is classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The key inputs of the models used to value the Company’s Subscription Financial Liabilities as of March 31, 2024 were:

Inputs	March 31, 2024
Term Remaining	0.46
Share Price	$10.75
Risk-Free Rate	5.39%

The change in the fair value of Subscription Agreement liabilities, measured using Level 3 inputs, for March 31, 2023 and December 31, 2023 is summarized as follows:

Subscription financial liabilities at December 31, 2023	$-
Change in fair value	1,782,202
Subscription financial liabilities at March 31, 2024	$1,782,202

As discussed in Note 6, the Company fair values the Loan and Transfer note payable is classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The key inputs of the models used to value the Company’s Loan and Transfer note payable as of March 31, 2024 were:

Inputs	March 31, 2024
Term Remaining	1.47
Share Price	$11.015
Risk-Free Rate	4.78%

The change in the fair value of Loan and Transfer note payable measured using Level 3 inputs, for March 31, 2023 and December 31, 2023 is summarized as follows:

Loan and Transfer note payable at December 31, 2023	$12,384
Change in fair value	204,848
Loan and Transfer note payable at March 31, 2024	$217,232

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 9, 2024, the Company entered into four separate Subscription Agreements with the Sponsor, VKSS Capital, LLC (the “Affiliate”), and the four separate investors (the “Investors”), whereby, to support the Company’s anticipated de-SPAC transaction, the Investors collectively contributed to Sponsor a total of $500,000 and, in turn, the Sponsor loaned $500,000 to the Company.

On May 22, 2024, the held the 2024 Extension Meeting. At the 2024 Extension Meeting, the Company’s shareholders were asked to vote on a proposal to approve, among other things, extending the date by which the Company must consummate an initial business combination from May 23, 2024 to February 17, 2025. In connection with the approval of the 2024 Extension Amendment, holders of 1,226,085 of the Company’s Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.24 per share, for an aggregate of approximately $13.8 million.

In connection with the 2024 Extension Meeting, the Company and the Sponsor entered into a non-redemption agreement (the “Non-Redemption Agreement”) with an unaffiliated third-party shareholder in exchange for such shareholder agreeing not to redeem (or to validly rescind any redemption requests on) 450,000 of the Company’s Class A ordinary shares (the “Non-Redeemed Shares”) in connection with the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem such shares, for the 450,000 Non-Redeemed Shares, the Sponsor has agreed to transfer to such shareholder 75,000 Class A ordinary shares of the Company held by the Sponsor and 75,000 Class A ordinary shares which will be issued to the Sponsor upon the closing of the Company’s initial Business Combination. The Non-Redemption Agreement increased the amount of funds that remained in the Company’s Trust Account following the 2024 Extension Meeting.

Pursuant to the terms of the Merger Agreement, because the conditions to the closing of the proposed initial business combination with Visiox were not satisfied or waived by May 31, 2024, PowerUp and Visiox each have the right to terminate the Merger Agreement and abandon the transactions contemplated thereby by providing written notice to the other party.

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

Results of Operations

As of March 31, 2024, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through March 31, 2024, the Company’s entire activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence efforts. Our operating expenses consist of general and administrative expenses necessary to operate and maintain the Company as we pursue one or more Business Combinations.

For the three months ended March 31, 2024, we had a net loss of $2,467,101, which consisted of operating expenses of $2,522,678 and interest expense on debt discount of $183,310, offset by interest income of $234,853 and other income of $4,034. In 2024 there was $2,000,000 subscription agreement expensed as party of the Business Combination Agreement.

For the three months ended March 31, 2023, we had a net income of $2,872,433, which consisted of interest income of $3,196,998, offset by operating expenses of $324,565.

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

For the three months ended March 31, 2024, net cash used in operating activities was $477,791, net cash provided by investing activities was $0 and net cash provided by financing activities was $477,791.

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

As of March 31, 2024, the Company had $0 in its operating bank account, $20,136,022 held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $2,567,806. As of March 31, 2024, $234,853 of the amount in the Trust Account is represented as interest earned on investments held in the Trust Account.

As of March 31, 2024, the Company was a party to a $2,000,000 loan to Visiox Pharmaceuticals as part of the Business Combination Agreement the loan will be repaid at the date of combination.

The Company has until February 17, 2025 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate an initial Business Combination prior to February 17, 2025, its shareholders may vote by special resolution to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the period of time that the Company has to consummate the initial Business Combination (any such extended period of time, an “Extension Period”).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for an additional extension, the remaining life of the Company as of March 31, 2024 is under 12 months.

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

On December 21, 2023, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and SSVK Associates, LLC (the “Lender”), pursuant to which the Lender loaned an aggregate of $250,000 to the Sponsor, and, in turn, the Sponsor loaned $250,000 to the Company. As of March 31, 2024 and December 31, 2023, there was $419,875 and $155,848 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. During the three months ended March 31, 2024, the Company recorded $183,310 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of March 31, 2024 amounted to $202,643.

In January 2024, the Company entered into Loan and Transfer Agreement between the Company, the Sponsor, Apogee Pharma (the Lender), pursuant to which the Lender loaned the company an aggregate of $50,000 to the Sponsor, and, in turn, the Sponsor loaned the $50,000 to the Company. As of March 31, 2024, there was $50,000 in borrowings under the agreement. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. During the three months ended March 31, 2024, the Company recorded $92,649 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of March 31, 2024 amounted to $202,643.

In addition, in order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, $450,000 and $250,000 in Working Capital Loans were outstanding.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2024 and 2023, the Company has incurred $30,000 and $30,000, respectively, of expenses under this arrangement.

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

On June 28, 2023, the underwriters agreed to waive their entitlements to the deferred underwriting commissions of $10,812,500 pursuant to the underwriting agreement for the IPO (the “Underwriting Agreement”). As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed consolidated financial statements (see Note 6 to the condensed consolidated financial statements contained elsewhere in this Quarterly Report).

Due to affiliate

As of March 31, 2024 and December 31, 2023, $268,939 and $238,939, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (loss) Per Share of Ordinary Shares

We apply the two-class method in calculating earnings per share. Net income per share of the Class A ordinary shares, basic and diluted is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of Class A ordinary shares outstanding since original issuance. Net income per share of ordinary shares, basic and diluted, for Class B ordinary shares is calculated by dividing the net income, less income attributable to shares of Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the periods presented.

Recently Adopted Accounting Standards

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

None.

ITEM 5. Other Information.

Subscription Agreements

On May 9, 2024, the Company entered into four separate Subscription Agreements (each, a “Second Subscription Agreement”) with the Sponsor, VKSS Capital, LLC (the “Affiliate”), and the four separate investors (the “Investors”), whereby, to support the Company’s anticipated de-SPAC transaction, the Investors collectively contributed to Sponsor a total of $500,000 (the “Second Contribution”) and, in turn, the Sponsor loaned $500,000 to the Company (the “May Loan”). The Sponsor and Affiliate have agreed that the Affiliate will transfer to the Investors an aggregate of 250,000 shares of Kernel Group Holdings, Inc. (“Kernel”) common stock (the “Subscription Shares”) at the closing of Kernel’s initial business combination. In consideration for the Affiliate’s transfer of the Subscription Shares to the Investors, the Sponsor will transfer 250,000 shares of the Company’s common stock to the Affiliate. In connection with repayment of the Second Contribution, the Sponsor will be charged a one-time, cash-based interest charge of $250,000. The May Loan also includes a one-time, cash-based interest charge of $250,000 and a one-time, stock-based interest charge of 500,000 shares of the Company’s common stock, which shares will be delivered to the Sponsor by the Company before the de-SPAC closing. The May Loan will be repaid by the Company upon the de-SPAC closing, or, otherwise the Sponsor will pay to the Investors all repayments of the May Loan Sponsor itself has received within two business days of the de-SPAC closing and make such other payments, if any, as may be required in order to repay all amounts due to the Investors under the Second Subscription Agreements. The Investors may elect at the de-SPAC closing to receive such payments in cash or shares of the Company’s common stock, at a rate of one share for each ten dollars ($10.00) of the Second Contribution. In the event that the de-SPAC closing does not occur within 120 days of the date of the Second Subscription Agreements or the Company liquidates without consummating its initial Business Combination, the Affiliate will immediately transfer the Subscription Shares to the Investors.

Nasdaq Notice

On June 3, 2024, the Company received a notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that the Company was not compliant with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic reports with the SEC. The Notice indicates that the Company must, no later than August 2, 2024, submit a plan to regain compliance with respect to the filing requirement. Following receipt of such plan, Nasdaq may grant an extension of up to 180 calendar days from the due date of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2024 (the “Form 10-Q”), or until November 18, 2024, for the Company to regain compliance. However, as a result of filing this Form 10-Q, the Company believes it has fully regained compliance with the Nasdaq Listing Rule.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Loan and Transfer Agreement, dated January 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and Apogee Pharma Inc. (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.2	Amendment No. 1 to Secured Convertible Promissory Note, dated January 18, 2024, by and between Visiox Pharmaceuticals, Inc. and SRIRAMA Associates, LLC (incorporated by reference from Exhibit 10.13 to the Form S-4 filed by PowerUp Acquisition Corp. on January 26, 2024).
10.3	Form of Subscription Agreement dated March 5, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, Visiox Pharmaceuticals, Inc., and Investor (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.4	Form of Subscription Agreement dated May 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, and Investor (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Form S-4 filed by PowerUp Acquisition Corp. on May 14, 2024).
10.5	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on May 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: June 5, 2024	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2024	By:	/s/ Howard Doss
	Name:	Howard Doss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

