Form 10-Q
period 2024-06-30
PowerUp Acquisition Corp.
filed 2024-08-16
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 16, 2024 there were 7,765,144 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses and other	$43,052	$81,223
Due from Sponsor	299,921	-
Total current assets	342,973	81,223

Investments held in Trust Account	6,524,611	19,901,169
TOTAL ASSETS	$6,867,584	$19,982,392

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$584,078	152,005
Loan and Transfer notes payable	427,788	12,384
Subscription Agreement loan	4,929,475	—
Due to affiliate	298,939	238,939
Total current liabilities	6,240,280	403,328
TOTAL LIABILITIES	6,240,280	403,328

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption at redemption value, $0.0001 par value, 577,644 and 1,803,729 shares, respectively, as of June 30, 2024 and December 31, 2023	6,524,611	19,901,169

SHAREHOLDER’S DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; 7,187,500 issued or outstanding at June 30, 2024 and December 31, 2023, respectively (excluding 577,644 and 1,803,729 shares, respectively, subject to redemption as of June 30, 2024 and December 31, 2023)	719	719
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 0 issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	8,863,852	10,964,930
Accumulated deficit	(14,761,878)	(11,287,754)
Total shareholders’ deficit	(5.897.307)	(322,105)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$6,867,584	$19,982,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative expenses	$501,012	$288,246	$3,023,690	$612,811
Total operating expenses	(501,012)	(288,246)	(3,023,690)	(612,811)

Other income (expense):
Interest earned on investments held in Trust Account	169,912	2,100,063	404,765	5,297,061
Other (expense)	(62,974)	—	(58,940)	—
Change in fair value of convertible note	(208,184)	—	(391,494)	—
Total other (expense) income, net	(101,246)	2,100,063	(45,669)	5,297,061

Net (loss) income	$(602,258)	$1,811,817	$(3,069,359)	$4,684,250

Weighted average shares outstanding of Class A ordinary shares	8,465,764	15,875,671	8,728,497	24,055,927

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.07)	$0.09	$(0.35)	$0.16

Weighted average shares outstanding of Class B ordinary shares	—	3,753,472	—	5,479,972

Basic and diluted net income per share, Class B ordinary shares	$—	$0.09	$—	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	7,187,500	$719	—	$—	$10,964,930	$(11,287,754)	$(322,105)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(234,853)	(234,853)
Face value of convertible note in excess of fair value	—	—	—	—	242,489	—	242,489
Issuance of subscription shares	—	—	—	—	213,764	—	213,764
Net loss	—	—	—	—	—	(2,467,101)	(2,467,101)
Balance – March 31, 2024	7,187,500	$719	—	$—	$11,421,183	$(13,989,708)	$(2,567,806)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(169,912)	(169,912)
Face value of convertible note in excess of fair value	—	—	—	—	26,967	—	26,967
Issuance of subscription shares	—	—	—	—	(2,584,298)	—	(2,584,298)
Contribution - shareholder non-redemption agreements	—	—	—	—	784,302	—	784,302
Shareholder non-redemption agreements	—	—	—	—	(784,302)	—	(784,302)
Net loss	—	—	—	—	—	(602,258)	(602,258)
Balance - June 30, 2024	7,187,500	$719	—	$—	$8,863,852	$(14,761,878)	$(5,897,307)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2023	—	$—	7,187,500	$719	$—	$(9,938,620)	$(9,937,901)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(3,196,998)	(3,196,998)
Net income	—	—	—	—	—	2,872,433	2,872,433
Balance – March 31, 2023	—	$—	7,187,500	$719	$—	$(10,263,185)	$(10,262,466)
Conversion of Class B shares to Class A	7,187,500	719	(7,187,500)	(719)	—	—	—
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(2,100,063)	(2,100,063)
Reduction of U/W Fee Payable	—	—	—	—	10,812,500	—	10,812,500
Contribution - shareholder non-redemption agreements	—	—	—	—	118,298	—	118,298
Shareholder non-redemption agreements	—	—	—	—	(118,298)	—	(118,298)
Net income	—	—	—	—	—	1,811,817	1,811,817
Balance – June 30, 2023	7,187,500	$719	—	$—	$10,812,500	$(10,551,431)	$261,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,069,359)	$4,684,250
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(404,765)	(5,297,061)
Change in fair value of convertible note	391,494	-
Changes in operating assets and liabilities:
Prepaid expenses	38,171	259,720
Due from Sponsor	(299,921)	-
Accounts payable and accrued expenses	432,072	(78,967)
Due to affiliate	60,000	60,000
Net cash flows used in operating activities	(2,852,308)	(372,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemptions	13,781,323	284,283,159
Net cash flows provided by investing activities	13,781,323	284,283,159

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Subscription Agreement loan	2,558,941	—
Proceeds from Loan and Transfer Payable	293,367	—
Redemption of ordinary shares	(13,781,323)	(284,283,159)
Net cash flows used in financing activities	(10,929,015)	(284,283,159)

NET CHANGE IN CASH	—	(372,058)
CASH, BEGINNING OF THE PERIOD	—	497,259
CASH, END OF THE PERIOD	$—	$125,201

Supplemental disclosure of noncash activities:
Forgiveness of the deferred underwriting commissions payable charged to additional paid in capital	$—	$(10,812,500)
Remeasurement of Class A ordinary shares to redemption value	$404,765	$5,297,061
Sponsor shares contributed for no redemption of shares	$784,302	$118,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On December 26, 2023, the Company entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”) with PowerUp Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “New Sponsor”), Ryan Bleeks, in the capacity as the seller representative, and Visiox Pharmaceuticals, Inc., a Delaware corporation (“Visiox”). The transactions contemplated by the Merger Agreement were intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

On June 6, 2024, the parties to the Merger Agreement entered into an amendment agreement (the “Amendment Agreement”). The Amendment Agreement extended the Outside Date (as defined in the Merger Agreement) from May 31, 2024 to June 30, 2024, increased the Company’s indebtedness cap from $1 million to $2 million, eliminated the requirement that the Company have net tangible assets of at least $5,000,001 at the time of the closing, and reduced the Minimum Cash Condition (as defined in the Merger Agreement) from $5 million to $1.00. Additionally, the Amendment Agreement added three new covenants, which required Visiox to (i) use its best commercial efforts to complete all labeling and compliance requirements necessary to distribute its current product inventory to the extent reasonably acceptable to Visiox no later than June 30, 2024, (ii) raise capital in an amount no less than $500,000 on terms reasonably acceptable to the Company on or before June 30, 2024, and (iii) from May 30, 2024 until immediately following the closing, not make any expenditures in excess of $1,000 without the express approval of the Company, with the exception of ordinary payroll processing.

On July 19, 2024, the Company delivered written notice to Visiox of its election to terminate the Merger Agreement and abandoned the transactions contemplated thereby, primarily because the conditions to closing set forth in the Merger Agreement were not satisfied or waived by June 30, 2024.

As of June 30, 2024, the Company had not commenced any operations. Substantially all activity from February 9, 2021 (inception) through June 30, 2024 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective initial Business Combination, the negotiation of the Merger Agreement and actions taken until July 19, 2024 to advance the previously anticipated business combination with Visiox. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 9,138,333 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s original sponsor, PowerUp Sponsor LLC (the “Original Sponsor” and, together with the New Sponsor, the “Sponsors”) generating gross proceeds of $13,707,500 which is described in Note 4.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to an initial Business Combination. If the Company seeks shareholder approval of a Business Combination, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Original Sponsor agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of the Business Combination. The New Sponsor is subject to this same obligation. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

Following the 2023 Extension Meeting, on May 18, 2023, those Initial Shareholders holding all of the issued and outstanding Class B ordinary shares of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis. As a result, 7,187,500 of the Company’s Class B ordinary shares were cancelled and 7,187,500 of the Company’s Class A ordinary shares were issued to converting Class B shareholders.

On August 14, 2023, the Company was notified by Equiniti Trust Company, LLC that the per share redemption price for the redemption of Public Shares effected on May 18, 2023 should have been approximately $10.57, which was approximately $0.02 higher than the approximately $10.55 per share previously paid. The Company made a “true-up” payment in the amount of approximately $0.02 per share to the holders of record as of April 19, 2023 that exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. On August 18, 2023, the Company made the true-up payment to the applicable holders in the aggregate amount of $632,968.

On April 13, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Markets division (“CCM”) to act as its capital markets advisor in connection with seeking an extension for completing a Business Combination. The Company will pay CCM the sum of (i) $300,000 plus (ii) 50,000 Class A ordinary shares of the Company which is payable at the close of a Business Combination. On July 13, 2023, the Company amended the agreement with CCM. As a result of the amendment, the Company will issue to CCM 80,000 Class A ordinary shares of the Company, which are payable at the close of a Business Combination.

On August 18, 2023, in connection with the closing of the transaction contemplated by the Purchase Agreement (defined below), each then serving director tendered their resignations as members of the board of directors of the Company (the “Board”), each then serving executive officer resigned from their positions as officers of the Company, and new persons were appointed to serve as officers and directors of the Company.

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

In connection with the 2024 Extension Meeting, the Company and the New Sponsor entered into a non-redemption agreement (the “2024 Non-Redemption Agreement”) with an unaffiliated third-party shareholder in exchange for such shareholder agreeing not to redeem (or to validly rescind any redemption requests on) 450,000 of the Company’s Class A ordinary shares (the “2024 Non-Redeemed Shares”) in connection with the 2024 Extension Meeting. In exchange for the commitment not to redeem the 450,000 Non-Redeemed Shares, the New Sponsor has agreed to transfer to such shareholder 75,000 Class A ordinary shares of the Company held by the New Sponsor and 75,000 Class A ordinary shares which will be issued to the New Sponsor upon the closing of the Company’s initial Business Combination. The 2024 Non-Redemption Agreement increased the amount of funds that remained in the Company’s Trust Account following the 2024 Extension Meeting.

If the Company is unable to complete a Business Combination by February 17, 2025, and in the absence of the Company’s shareholders approving an additional extension to the Company’s term, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board, dissolve and liquidate, subject in each case to the requirements of applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by February 17, 2025, or during any additional extension period (the “Combination Period”). However, if the Initial Shareholders acquired Public Shares in or after the IPO, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately $11.63 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of June 30, 2024, the Company had $0 in its operating bank account and a working capital deficit of $5,897,306. As of June 30, 2024, the Company had $6,524,611 in its Trust Account to be used for a Business Combination or to repurchase or redeem its Class A ordinary shares in connection therewith. As of June 30, 2024, $404,765 of the amount in the Trust Account are represented as Interest earned on investments held in the Trust Account.

The Company initially had 15 months from the closing of the IPO to consummate an initial Business Combination. At the 2024 Extension Meeting, the Company’s shareholders approved the 2024 Extension Amendment that served to extend the date by which the Company must consummate its initial Business Combination to February 17, 2025 (See Note 10). The remaining life of the Company as of June 30, 2024 is under 12 months.

Until the consummation of a Business Combination, the Company will be using any funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating an initial Business Combination. The Company may need to raise additional capital through loans or additional investments from its New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 11, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

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

This may make the comparison of the Company’s condensed consolidated financial statements with another public company difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash Held in Trust Account

At June 30, 2024 substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank, and at December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account at December 31, 2023 are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $16,418,580 as a result of the IPO consisting of $5,000,000 underwriting fees, $10,812,500 of deferred underwriting fees payable, and $606,080 of other offering costs. This amount was charged to shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, 577,644 and 1,803,729 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2024, the redeemable ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheet is reconciled in the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$19,901,169
Plus:
Remeasurement of carrying value to redemption value	404,765
Less:
Redemption	(13,781,323)
Redeemable ordinary shares subject to possible redemption at June 30, 2024	$6,524,611

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares (as defined above, the “Public Shares”) and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Public Shares at $11.50 per share were issued on February 23, 2022. At June 30, 2024, no warrants have been exercised. The 24,138,333 Public Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2024 and 2023, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the three months ended June 30, 2024		For the three months ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(602,258)	$—	$1,465,363	$346,454
Denominator:
Weighted average shares outstanding	8,465,764	—	15,875,671	3,753,472
Basic and dilution net (loss) income per share	$(0.07)	$—	$0.09	$0.09

	For the six months ended		For the six months ended
	June 30, 2024		June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(3,069,359)	$—	$3,815,153	$869,097
Denominator:
Weighted average shares outstanding	8,728,497	—	24,055,927	5,479,972
Basic and dilution net (loss) income per share	$(0.35)	$—	$0.16	$0.16

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, $450,000 and $250,000 in Working Capital Loans were outstanding, respectively.

On December 21, 2023, the Company entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to the Company. As of June 30, 2024 and December 31, 2023, there was $250,000 and $155,848 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of June 30, 2024 and December 31, 2023 amounted to $0 and $143,464, respectively. During the three and six months ended June 30, 2024, the Company recorded $88,644 and $229,919, respectively, of interest expense related to the amortization of the debt discount.

On January 9, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee”), pursuant to which Apogee loaned an aggregate of $50,000 to the New Sponsor, and, in turn, the New Sponsor loaned the $50,000 to the Company.

On January 10, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”), pursuant to which Sheth loaned an aggregate of $150,000 to the New Sponsor and the New Sponsor loaned $150,000 to the Company. As of June 30, 2024 and December 31, 2023, there was $199,214 and $0, respectively, in aggregate borrowings under the Loan and Transfer Agreements with Apogee and Sheth. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of June 30, 2024 and December 31, 2023 amounted to $21,426 and $0, respectively. During the three and six months ended June 30, 2024, the Company recorded $119,540 and $161,575, respectively, of interest expense related to the amortization of the debt discount.

Pursuant to ASC 470, the Company recorded the fair value of the loan and transfer liability on the condensed consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its condensed consolidated statements of operations. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model (“PWERM”).

On March 5, 2024, the Company entered into four separate Subscription Agreements (each, a “First Subscription Agreement”) with the New Sponsor, Visiox, VKSS Capital, LLC, an affiliate of, and an entity under common control with, the New Sponsor (the “Affiliate”), and four separate investors (each, an “Investor”), whereby the Investors collectively contributed to New Sponsor a total of $1,000,000 (the “First Contribution”). The New Sponsor utilized the First Contribution to support the Company’s previously anticipated business combination with Visiox by funding certain obligations to Visiox pursuant to the Secured Convertible Promissory Note, dated December 1, 2023, issued by Visiox to the New Sponsor (the “Visiox Convertible Note”) (together, all loans and advances, the “March Loan”).

On May 9, 2024, the Company entered into four separate Subscription Agreements (each, a “Second Subscription Agreement”) with the New Sponsor, the Affiliate, and the four separate Investors, whereby, the Investors collectively contributed to the New Sponsor a total of $500,000 (the “Second Contribution”) and, in turn, the New Sponsor loaned $500,000 to the Company (the “May Loan”). At June 30, 2024, approximately $200,000 was funded on the May Loan.

The Company analyzed its First Subscription Agreements and Second Subscription Agreements under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Lender have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the condensed consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2024 and 2023, respectively, the Company has incurred $30,000 and $60,000 of expenses under this arrangement.

Due to affiliate

As of June 30, 2024 and December 31, 2023, $298,939 and $238,939, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying condensed consolidated balance sheets for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to the New Sponsor and will be repaid as soon as practical from the Company’s operating account.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $5,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid upon the closing of the Business Combination ($750,000 in the aggregate). In addition, the underwriters were originally entitled to a deferred underwriting commission of $0.35 per unit, or $10,062,500 from the closing of the IPO. The total deferred fee was $10,812,500 consisting of the $10,062,500 deferred portion and the $750,000 cash discount agreed to be deferred until Business Combination. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 28, 2023, the underwriters agreed to waive their entitlement to the deferred underwriting commissions of $10,812,500 in accordance with the Underwriting Agreement. As a result, $10,812,500 was recorded to additional paid-in capital in relation to the waiver of the deferred underwriting discount in the accompanying condensed consolidated financial statements.

Non-Redemption Agreements

The Original Sponsor entered into non-redemption agreements (the “2023 Non-redemption Agreements”) with various shareholders of the Company (the “2023 Non-Redeeming Shareholders”), pursuant to which these shareholders agreed not to redeem a portion of their Class A ordinary shares (the “2023 Non-Redeemed Shares”) solely in connection with the 2023 Extension Meeting, but such shareholders retained their right to require the Company to redeem such 2023 Non-Redeemed Shares in connection with the closing of an initial Business Combination. The Original Sponsor agreed to transfer to such 2023 Non-Redeeming Shareholders an aggregate of 750,000 the Founder Shares held by the Original Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 750,000 Founder Shares transferrable to the 2023 Non-Redeeming Shareholders pursuant to the non-redemption agreements to be $118,298 or approximately $0.15 per share. The fair value was determined using the probability of a successful Business Combination of 5%, a volatility of 1.6%, a discount for lack or marketability of 4.14%, and the average value per shares as of the valuation date of $10.51 derived from an option pricing model for publicly traded warrants. Each 2023 Non-Redeeming Shareholder acquired from the Original Sponsor an indirect economic interest in such Founder Shares.

The Company and the New Sponsor entered into the 2024 Non-Redemption Agreement with an unaffiliated third-party shareholder (the “2024 Non-Redeeming Shareholder”) in exchange for such shareholder agreeing not to redeem (or to validly rescind any redemption requests on) 450,000 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting. In exchange for the commitment not to redeem the 450,000 2024 Non-Redeemed Shares, the New Sponsor has agreed to transfer to such shareholder 75,000 Class A ordinary shares of the Company held by the New Sponsor and 75,000 Class A ordinary shares which will be issued to the New Sponsor upon the closing of the Company’s initial Business Combination. The Company estimated the aggregate fair value of such 150,000 Founder Shares transferrable to the 2024 Non-Redeeming Shareholder pursuant to the non-redemption agreements to be $784,302. The fair value was determined using the probability of a successful Business Combination of 50%, a discount for lack or marketability of 5.16%, and the average value per shares as of the valuation date of $11.81 derived from an option pricing model for publicly traded warrants. The 2024 Non-Redeeming Shareholder acquired from the New Sponsor an indirect economic interest in such Founder Shares.

The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the New Sponsor to induce these 2023 Non-Redeeming Shareholders and 2024 Non-Redeeming Shareholder not to redeem the 2023 Non-Redeemed Shares and 2024 Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

Merger Agreement

On December 26, 2023, the Company entered into the Merger Agreement with Merger Sub, the New Sponsor, Visiox, and Ryan Bleeks, in the capacity as the seller representative. Pursuant to the Merger Agreement, among other things, the parties intended to effect the merger of Merger Sub with and into Visiox, with Visiox continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Visiox were to be exchanged for shares of common stock of PowerUp (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Visiox surviving the Share Exchange as a wholly owned subsidiary of PowerUp.

Prior to the Closing Date, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, PowerUp was to migrate out of the Cayman Islands and domesticate as a Delaware corporation in accordance with Section 388 of the DGCL and Part XII of the Cayman Islands Companies Act.

Merger Consideration

As consideration for the Merger, the holders of Visiox’s securities collectively were to be entitled to receive from the Company, in the aggregate, a number of shares of Company Common Stock with an aggregate value equal to the Merger Consideration. Under the Merger Agreement, “Merger Consideration” means (a) $80,000,000 less (b) the amount by which Net Working Capital at Closing is less than $0, if any, less (c) Company Transaction Expenses, less (d) Company Indebtedness at Closing, less (e) the product of (i) the number of Rollover RSUs, multiplied by (ii) $10.00. Capitalized terms used herein have the meanings assigned in the Merger Agreement.

In addition, holders of Visiox’s securities and the New Sponsor also had the contingent right to receive from the Company, in the aggregate, an additional 6,000,000 shares of Company Common Stock subject to various milestones set forth in the Merger Agreement.

Amendment Agreement

On June 6, 2024, the parties to the Merger Agreement entered into the Amendment Agreement. The Amendment Agreement extended the Outside Date (as defined in the Merger Agreement) from May 31, 2024 to June 30, 2024, increased the Company’s indebtedness cap from $1 million to $2 million, eliminated the requirement that the Company have net tangible assets of at least $5,000,001 at the time of the closing, and reduced the Minimum Cash Condition (as defined in the Merger Agreement) from $5 million to $1.00. Additionally, the Amendment Agreement added three new covenants, which required Visiox to (i) use its best commercial efforts to complete all labeling and compliance requirements necessary to distribute its current product inventory to the extent reasonably acceptable to Visiox no later than June 30, 2024, (ii) raise capital in an amount no less than $500,000 on terms reasonably acceptable to the Company on or before June 30, 2024, and (iii) from May 30, 2024 until immediately following the closing, not make any expenditures in excess of $1,000 without the express approval of the Company, with the exception of ordinary payroll processing.

Termination of Merger

On July 19, 2024, the Company delivered written notice to Visiox of its election to terminate the Merger Agreement and abandoned the transactions contemplated thereby, primarily because the conditions to closing set forth in the Merger Agreement were not satisfied or waived by June 30, 2024.

The Company intends to continue evaluating other possible business combination targets, though there can be no assurance these evaluations or efforts will result in a business combination transaction (See Note 10 Subsequent Event).

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 7,187,500 Class A ordinary shares issued and outstanding (excluding 577,644 and 1,803,729 Class A ordinary shares subject to possible redemption, respectively, as of June 30, 2024 and December 31, 2023).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 0 Class B ordinary shares outstanding.

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

At June 30, 2024 the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank and at December 31, 2023, the assets held in the Trust Account were held in treasury funds. At December 31, 2023 the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
June 30, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$6,524,611	—	—
Liabilities:
Subscription Agreement loan	3	$—	—	$4,929,475
Loan and Transfer notes payable	3	$—	—	$427,788

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$19,901,169	—	—

As discussed in Note 6, the fair values of the subscription liabilities related to advances made to, or on behalf of the Company under such agreements, are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10).

The Financial Liabilities are valued under a PWERM which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The key inputs of the models used to value the Company’s Subscription Agreement loan were:

Inputs	June 30, 2024
Term Remaining	0.25
Share Price	$11.27
Risk-Free Rate	5.33% - 5.48%

The change in the fair value of Subscription Agreement loans measured using Level 3 inputs is summarized as follows:

Initial Subscription Agreement loans at March 5, 2024	$1,786,236
Change in fair value	3,143,239
Subscription Agreement loans at June 30, 2024	$4,929,475

As discussed in Note 5, the Company fair values the Loan and Transfer notes payable are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

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

The key inputs of the models used to value the Company’s Loan and Transfer notes payable as of June 30, 2024 were:

Inputs	June 30, 2024
Term Remaining	1.30
Share Price	$11.27
Risk-Free Rate	4.95%

The change in the fair value of Loan and Transfer notes payable measured using Level 3 inputs, for June 30, 2024 and December 31, 2023 is summarized as follows:

Loan and Transfer notes payable at December 31, 2023	$12,384
Change in fair value	415,404
Loan and Transfer notes payable at June 30, 2024	$427,788

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

On July 19, 2024, the Company delivered written notice to Visiox of its election to terminate the Merger Agreement and abandoned the transactions contemplated thereby, primarily because the conditions to closing set forth in the Merger Agreement were not satisfied or waived by June 30, 2024. The termination of the Merger Agreement shall have the effects set forth therein.

The Company intends to continue evaluating other possible business combination targets, though there can be no assurance these evaluations or efforts will result in a business combination transaction.

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

Results of Operations

As of June 30, 2024, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through June 30, 2024, the Company’s entire activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence efforts. Our operating expenses consist of general and administrative expenses necessary to operate and maintain the Company as we pursue one or more Business Combinations.

For the three months ended June 30, 2024, we had a net loss of $602,258, which consisted of operating expenses of $501,012, interest expense associated with the debt discount of $208,184 and other expense of $62,974, offset by interest earned on investments held in Trust Account of $169,912. For the three months ended June 30, 2023, we had a net income of $1,811,817, which consisted of interest earned on investments held in Trust Account of $2,100,063 offset by operating expenses of $288,246.

For the six months ended June 30, 2024, we had a net loss of $3,069,359, which consisted of operating expenses of $3,023,690, interest expense associated with the debt discount of $391,494 and other expense of $58,940, offset by interest earned on investments held in Trust Account of $404,765. During the six months ended June 30, 2024 there was a $2,000,000 subscription agreement expense recognized as part of the Merger Agreement which is included in general and administrative expenses. For the six months ended June 30, 2023, we had a net income of $4,684,250, which consisted of interest earned on investments held in Trust Account of $5,297,061 offset by operating expenses of $612,811.

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

For the six months ended June 30, 2024, net cash used in operating activities was $2,852,308, net cash provided by investing activities was $13,781,323 and net cash used in financing activities was $10,929,015.

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

As of June 30, 2024, the Company had $0 in its operating bank account, $6,524,611 held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $5,897,306.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for an additional extension, the remaining life of the Company as of June 30, 2024 is under 12 months.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, $449,214 and $250,000 in Working Capital Loans were outstanding, respectively.

On December 21, 2023, the Company entered into a Loan and Transfer Agreement with the New Sponsor and SSVK, pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to the Company. As of June 30, 2024 and December 31, 2023, there was $250,000 and $155,848 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of June 30, 2024 and December 31, 2023 amounted to $0 and $143,464, respectively. During the three and six months ended June 30, 2024, the Company recorded $88,644 and $229,919, respectively, of interest expense related to the amortization of the debt discount.

On January 9, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Apogee, pursuant to which Apogee loaned an aggregate of $50,000 to the New Sponsor, and, in turn, the New Sponsor loaned the $50,000 to the Company. On January 10, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Sheth, pursuant to which Sheth loaned an aggregate of $150,000 to the New Sponsor and the New Sponsor loaned $150,000 to the Company. As of June 30, 2024 and December 31, 2023, there was $200,000 and $0, respectively, in aggregate borrowings under the Loan and Transfer Agreements with Apogee and Sheth. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of June 30, 2024 and December 31, 2023 amounted to $21,426 and $0, respectively. During the three and six months ended June 30, 2024, the Company recorded $119,540 and $161,575, respectively, of interest expense related to the amortization of the debt discount.

On March 5, 2024, the Company entered into the First Subscription Agreement with the New Sponsor, Visiox, the Affiliate, and the four separate Investors, whereby the Investors collectively contributed to New Sponsor the $1,000,000 First Contribution.

On May 9, 2024, the Company entered into the Second Subscription Agreement with the New Sponsor, the Affiliate, and the four separate Investors, whereby, the Investors collectively contributed to New Sponsor the $500,000 Second Contribution and, in turn, the New Sponsor loaned the $500,000 May Loan to the Company.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2024 and 2023, the Company has incurred $30,000 and $60,000, respectively, of expenses under this arrangement.

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

Due to affiliate

As of June 30, 2024 and December 31, 2023, $298,939 and $238,939, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2024, the company identified a material weakness in our internal controls over debt discount, amortization and debt in financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely effect investors.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Amendment Agreement, dated June 6, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub Inc., SRIRAMA Associates, LLC, Visiox Pharmaceuticals, Inc., and Ryan Bleeks (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on June 7, 2024).
10.1	Form of Subscription Agreement dated May 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, and Investor (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Form S-4 filed by PowerUp Acquisition Corp. on May 14, 2024).
10.2	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on May 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: August 16, 2024	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2024	By:	/s/ Howard Doss
	Name:	Howard Doss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

