Form 10-Q/A
period 2024-03-31
PowerUp Acquisition Corp.
filed 2024-10-24
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

PowerUp Acquisition Corp. (the “Company,” “we”, or “our”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on June 5, 2024. The Company is now filing this Amendment No. 1 to the Original Form 10-Q (this “Form 10-Q/A”) solely for the purpose of amending and restating certifications by the Company’s principal executive officer and principal financial officer in Exhibits 31.1 and 31.2, respectively, of the Original Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A revises Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Form 10-Q/A and updates the Exhibit Index to reflect the inclusion of these certifications as well as the amended and restated certifications included in Exhibits 31.1 and 31.2.

Other than the items outlined above, this Form 10-Q/A does not attempt to modify or update the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the date of the Original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q. Capitalized terms not defined in this Form 10-Q/A have the meaning given to them in the Original Form 10-Q.

POWERUP ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2024

i

Table of Contents

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Exhibit No.	Description
10.1	Loan and Transfer Agreement, dated January 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and Apogee Pharma Inc. (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.2	Amendment No. 1 to Secured Convertible Promissory Note, dated January 18, 2024, by and between Visiox Pharmaceuticals, Inc. and SRIRAMA Associates, LLC (incorporated by reference from Exhibit 10.13 to the Form S-4 filed by PowerUp Acquisition Corp. on January 26, 2024).
10.3	Form of Subscription Agreement dated March 5, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, Visiox Pharmaceuticals, Inc., and Investor (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.4	Form of Subscription Agreement dated May 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, and Investor (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Form S-4 filed by PowerUp Acquisition Corp. on May 14, 2024).
10.5	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on May 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the Form 10-Q filed by PowerUp Acquisition Corp. on June 5, 2024).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference from Exhibit 32.2 to the Form 10-Q filed by PowerUp Acquisition Corp. on June 5, 2024).
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

1

Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: October 24, 2024	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2024	By:	/s/ Howard Doss
	Name:	Howard Doss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

2