Form 10-Q/A
period 2024-06-30
PowerUp Acquisition Corp.
filed 2024-10-24
CIK 1847345

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

Explanatory Note

PowerUp Acquisition Corp. (the “Company,” “we”, or “our”) filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “Original Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 16, 2024. The Company is now filing this Amendment No. 1 to the Original Form 10-Q (this “Form 10-Q/A”) solely for the purpose of amending and restating certifications by the Company’s principal executive officer and principal financial officer in Exhibits 31.1 and 31.2, respectively, of the Original Form 10-Q.

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

POWERUP ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2024

1

Table of Contents

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

Exhibit No.	Description
2.1	Amendment Agreement, dated June 6, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub Inc., SRIRAMA Associates, LLC, Visiox Pharmaceuticals, Inc., and Ryan Bleeks (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on June 7, 2024).
10.1	Form of Subscription Agreement dated May 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, and Investor (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Form S-4 filed by PowerUp Acquisition Corp. on May 14, 2024).
10.2	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on May 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the Form 10-Q filed by PowerUp Acquisition Corp. on August 16, 2024)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the Form 10-Q filed by PowerUp Acquisition Corp. on August 16, 2024)
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

2

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

3