Form 10-Q
period 2024-09-30
PowerUp Acquisition Corp.
filed 2024-11-14
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024 there were 7,765,144 Class A ordinary shares, par value $0.0001 per share, and 0 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

POWERUP ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses and other	$36,775	$81,223
Due from Sponsor	25,034	-
Total current assets	61,809	81,223

Cash and Investments held in Trust Account	6,601,357	19,901,169
TOTAL ASSETS	$6,663,166	$19,982,392

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$903,687	152,005
Loan and Transfer notes payable	436,284	12,384
Subscription Agreement loan	4,903,971	—
Due to affiliate	328,939	238,939
Total current liabilities	6,572,881	403,328
TOTAL LIABILITIES	6,572,881	403,328

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption at redemption value, $0.0001 par value, 577,644 and 1,803,729 shares at redemption value of $11.43 and $ 11.03 per share on September 30, 2024 and December 31, 2023, respectively	6,601,357	19,901,169

SHAREHOLDERS’ DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; 7,187,500 issued or outstanding at September 30, 2024 and December 31, 2023, respectively (excluding 577,644 and 1,803,729 shares, respectively, subject to redemption as of September 30, 2024 and December 31, 2023)	719	719
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 0 issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	8,863,852	10,964,930
Accumulated deficit	(15,375,643)	(11,287,754)
Total shareholders’ deficit	(6,511,072)	(322,105)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$6,663,166	$19,982,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative expenses	$630,772	$324,742	$3,654,462	$937,554
Total operating expenses	(630,772)	(324,742)	(3,654,462)	(937,554)

Other income:
Interest earned on cash and investments held in Trust Account	76,746	255,484	481,511	5,552,545
Other income (expense)	25,503	—	(33,437)	—
Change in fair value of convertible note	(8,496)	—	(399,990)	—
Total other income, net	93,753	255,484	48,084	5,552,545

Net (loss) income	$(537,019)	$(69,258)	$(3,606,378)	$4,614,991

Weighted average shares outstanding of Class A ordinary shares	7,765,144	8,991,229	8,405,035	18,979,179

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.07)	$(0.01)	$(0.43)	$0.20

Weighted average shares outstanding of Class B ordinary shares	—	—	—	3,633,242

Basic and diluted net income per share, Class B ordinary shares	$—	$—	$—	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	7,187,500	$719	—	$—	$10,964,930	$(11,287,754)	$(322,105)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(234,853)	(234,853)
Face value of convertible note in excess of fair value	—	—	—	—	242,489	—	242,489
Issuance of subscription shares	—	—	—	—	213,764	—	213,764
Net loss	—	—	—	—	—	(2,467,101)	(2,467,101)
Balance – March 31, 2024	7,187,500	$719	—	$—	$11,421,183	$(13,989,708)	$(2,567,806)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(169,912)	(169,912)
Face value of convertible note in excess of fair value	—	—	—	—	26,967	—	26,967
Issuance of subscription shares	—	—	—	—	(2,584,298)	—	(2,584,298)
Contribution - shareholder non-redemption agreements	—	—	—	—	784,302	—	784,302
Shareholder non-redemption agreements	—	—	—	—	(784,302)	—	(784,302)
Net loss	—	—	—	—	—	(602,258)	(602,258)
Balance – June 30, 2024	7,187,500	$719	—	$—	$8,863,852	$(14,761,878)	$(5,897,307)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(76,746)	(76,746)
Net loss	—	—	—	—	—	(537,019)	(537,019)
Balance - September 30, 2024	7,187,500	$719	—	$—	$8,863,852	$(15,375,643)	$(6,511,072)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	—	$—	7,187,500	$719	$—	$(9,938,620)	$(9,937,901)
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(3,196,998)	(3,196,998)
Net income	—	—	—	—	—	2,872,433	2,872,433
Balance – March 31, 2023	—	—	7,187,500	719	—	(10,263,185)	(10,262,466)
Conversion of Class B shares to Class A	7,187,500	719	(7,187,500)	(719)	—	—	—
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(2,100,063)	(2,100,063)
Reduction of U/W Fee Payable	—	—	—	—	10,812,500	—	10,812,500
Contribution - shareholder non-redemption agreements	—	—	—	—	118,298	—	118,298
Shareholder non-redemption agreements	—	—	—	—	(118,298)	—	(118,298)
Net income	—	—	—	—	—	1,811,817	1,811,817
Balance - June 30, 2023	7,187,500	719	—	—	10,812,500	(10,551,431)	261,788
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(255,484)	(255,484)
Net loss	—	—	—	—	—	(69,258)	(69,258)
Balance - September 30, 2023	7,187,500	$719	—	$—	$10,812,500	$(10,876,173)	$(62,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,606,378)	$4,614,991
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(481,511)	(5,552,545)
Change in fair value of convertible note	399,990	-
Change in fair value of Subscription Agreements Loan	33,437	-
Changes in operating assets and liabilities:
Prepaid expenses	44,448	427,581
Accounts payable and accrued expenses	751,681	(76,254)
Due from Sponsor	(58,471)	-
Due to affiliate	90,000	89,248
Net cash flows used in operating activities	(2,826,804)	(496,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemptions	13,781,323	284,916,127
Net cash flows provided by investing activities	13,781,323	284,916,127

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Subscription Agreement loan	2,533,437	—
Proceeds from Loan and Transfer Payable	293,367	—
Redemption of ordinary shares	(13,781,323)	(284,916,127)
Net cash flows used in financing activities	(10,954,519)	(284,916,127)

NET CHANGE IN CASH	—	(496,979)
CASH, BEGINNING OF THE PERIOD	—	497,259
CASH, END OF THE PERIOD	$—	$280

Supplemental disclosure of noncash activities:
Forgiveness of the deferred underwriting commissions payable charged to additional paid in capital	$—	$(10,812,500)
Remeasurement of Class A ordinary shares to redemption value	$481,511	$5,552,545
Conversion of Class B shares to Class A	$—	$719
Sponsor shares contributed for no redemption of shares	$784,302	$118,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERUP ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On December 26, 2023, the Company entered into an Agreement and Plan of Merger (as subsequently amended, the “Visiox Merger Agreement”) with PowerUp Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, SRIRAMA Associates, LLC, a Delaware limited liability company (the “New Sponsor”), Ryan Bleeks, in the capacity as the seller representative, and Visiox Pharmaceuticals, Inc., a Delaware corporation (“Visiox”). The transactions contemplated by the Visiox Merger Agreement were intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

On June 6, 2024, the parties to the Visiox Merger Agreement entered into an amendment agreement (the “Visiox Amendment Agreement”). The Visiox Amendment Agreement extended the Outside Date (as defined in the Visiox Merger Agreement) from May 31, 2024 to June 30, 2024, increased the Company’s indebtedness cap from $1 million to $2 million, eliminated the requirement that the Company have net tangible assets of at least $5,000,001 at the time of the closing, and reduced the Minimum Cash Condition (as defined in the Visiox Merger Agreement) from $5 million to $1.00. Additionally, the Visiox Amendment Agreement added three new covenants, which required Visiox to (i) use its best commercial efforts to complete all labeling and compliance requirements necessary to distribute its current product inventory to the extent reasonably acceptable to Visiox no later than June 30, 2024, (ii) raise capital in an amount no less than $500,000 on terms reasonably acceptable to the Company on or before June 30, 2024, and (iii) from May 30, 2024 until immediately following the closing, not make any expenditures in excess of $1,000 without the express approval of the Company, with the exception of ordinary payroll processing.

On July 19, 2024, the Company delivered written notice to Visiox of its election to terminate the Visiox Merger Agreement and abandoned the transactions contemplated thereby, primarily because the conditions to closing set forth in the Visiox Merger Agreement were not satisfied or waived by June 30, 2024.

On August 26, 2024, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “Aspire Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”). The transactions contemplated by the Aspire Merger Agreement are intended to serve as the Company’s initial Business Combination.

On September 5, 2024, and in connection with the due diligence process, the parties entered into an amendment agreement (the “First Aspire Amendment Agreement”). The First Aspire Amendment Agreement: (i) adjusted the merger consideration to be consistent with the aggregate post-closing ownership percentage of the Aspire stockholders that the parties had anticipated to be reflected in the consummation of the proposed business combination, (ii) adjusted the size of the pool of available equity in the equity incentive plan for the initial fiscal year following closing to be consistent with what the parties had anticipated to be reflected in the consummation of the proposed business combination, and (iii) provided additional time for the parties to deliver disclosure schedules and conduct due diligence reviews.

On October 9, 2024, and in connection with the due diligence process, the parties entered into another amendment agreement (the “Second Aspire Amendment Agreement”), which provided additional time for the parties to deliver disclosure schedules and conduct due diligence reviews.

As of September 30, 2024, the Company had not commenced any operations. Substantially all activity from February 9, 2021 (inception) through September 30, 2024 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective initial Business Combination, the negotiation of the Visiox Merger Agreement, actions taken until July 19, 2024 to advance the previously anticipated business combination with Visiox, the negotiation of the Aspire Merger Agreement and actions taken to advance the anticipated business combination with Aspire. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by February 17, 2025, or during any additional extension period (the “Combination Period”). However, if the Initial Shareholders acquired Public Shares in or after the IPO, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account. In the event the Company does not complete a Business Combination within the Combination Period, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately $11.43 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of September 30, 2024, the Company had $0 in its operating bank account and a working capital deficit of $6,511,072. As of September 30, 2024, the Company had $6,601,357 in its Trust Account to be used for a Business Combination or to repurchase or redeem its Class A ordinary shares in connection therewith. As of September 30, 2024, $481,511 of the amount in the Trust Account are represented as Interest earned on investments held in the Trust Account.

The Company initially had 15 months from the closing of the IPO to consummate an initial Business Combination. At the 2024 Extension Meeting, the Company’s shareholders approved the 2024 Extension Amendment that served to extend the date by which the Company must consummate its initial Business Combination to February 17, 2025. The remaining life of the Company as of September 30, 2024 is under 12 months.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 11, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Cash and Investment Held in Trust Account

At September 30, 2024 substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank, and at December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account at December 31, 2023 are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, 577,644 and 1,803,729 ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2024, the redeemable ordinary shares subject to possible redemption reflected in the unaudited condensed consolidated balance sheet is reconciled in the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$19,901,169
Plus:
Remeasurement of carrying value to redemption value	481,511
Less:
Redemption	(13,781,323)
Redeemable ordinary shares subject to possible redemption at September 30, 2024	$6,601,357

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares (as defined above, the “Public Shares”) and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Public Shares at $11.50 per share were issued on February 23, 2022. At September 30, 2024, no warrants have been exercised. The 24,138,333 Public Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares.

	For the three months ended September 30, 2024		For the three months ended September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(537,019)	$—	$(69,258)	$—
Denominator:
Weighted average shares outstanding	7,765,144	—	8,991,229	—
Basic and dilution net loss per share	$(0.07)	$—	$(0.01)	$—

	For the nine months ended		For the nine months ended
	September 30, 2024		September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(3,606,378)	$—	$3,873,480	$741,512
Denominator:
Weighted average shares outstanding	8,405,035	—	18,979,179	3,633,242
Basic and dilution net (loss) income per share	$(0.43)	$—	$0.20	$0.20

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, $449,214 and $250,000 in Working Capital Loans were outstanding, respectively.

On December 21, 2023, the Company entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to the Company. As of September 30, 2024 and December 31, 2023, there was $250,000 and $155,848 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of September 30, 2024 and December 31, 2023 amounted to $0 and $143,464, respectively. During the three and nine months ended September 30, 2024, the Company recorded $0 and $229,919, respectively, of interest expense related to the amortization of the debt discount.

On January 9, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee”), pursuant to which Apogee loaned an aggregate of $50,000 to the New Sponsor, and, in turn, the New Sponsor loaned the $50,000 to the Company.

On January 10, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”), pursuant to which Sheth loaned an aggregate of $150,000 to the New Sponsor and the New Sponsor loaned $150,000 to the Company. As of September 30, 2024 and December 31, 2023, there was $199,214 and $0, respectively, in aggregate borrowings under the Loan and Transfer Agreements with Apogee and Sheth. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of September 30, 2024 and December 31, 2023 amounted to $12,930 and $0, respectively. During the three and nine months ended September 30, 2024, the Company recorded $8,496 and $170,071, respectively, of interest expense related to the amortization of the debt discount.

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

On May 9, 2024, the Company entered into four separate Subscription Agreements (each, a “Second Subscription Agreement”) with the New Sponsor, the Affiliate, and the four separate Investors, whereby, the Investors collectively contributed to the New Sponsor a total of $500,000 (the “Second Contribution”) and, in turn, the New Sponsor loaned $500,000 to the Company (the “May Loan”). At September 30, 2024, approximately $500,000 was funded on the May Loan.

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

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the New Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2024 and 2023, respectively, the Company has incurred $30,000 and $90,000 of expenses under this arrangement.

Due to affiliate

As of September 30, 2024 and December 31, 2023, $328,939 and $238,939, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying condensed consolidated balance sheets for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to the New Sponsor and will be repaid as soon as practical from the Company’s operating account.

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

Merger Agreement with Visiox

On December 26, 2023, the Company entered into the Visiox Merger Agreement with PowerUp Merger Sub Inc., the New Sponsor, Visiox, and Ryan Bleeks, in the capacity as the seller representative. Pursuant to the Visiox Merger Agreement, among other things, the parties intended to effect the merger of PowerUp Merger Sub Inc. with and into Visiox, with Visiox continuing as the surviving entity (the “Visiox Merger”), as a result of which all of the issued and outstanding capital stock of Visiox were to be exchanged for shares of common stock of PowerUp (the “Visiox Share Exchange”) subject to the conditions set forth in the Visiox Merger Agreement, with Visiox surviving the Visiox Share Exchange as a wholly owned subsidiary of PowerUp.

Prior to the closing date, and subject to the satisfaction or waiver of the conditions of the Visiox Merger Agreement, PowerUp was to migrate out of the Cayman Islands and domesticate as a Delaware corporation in accordance with Section 388 of the DGCL and Part XII of the Cayman Islands Companies Act.

Amendment Agreement with Visiox

On June 6, 2024, the parties to the Visiox Merger Agreement entered into the Amendment Agreement. The Amendment Agreement extended the Outside Date (as defined in the Visiox Merger Agreement) from May 31, 2024 to June 30, 2024, increased the Company’s indebtedness cap from $1 million to $2 million, eliminated the requirement that the Company have net tangible assets of at least $5,000,001 at the time of the closing, and reduced the Minimum Cash Condition (as defined in the Visiox Merger Agreement) from $5 million to $1.00. Additionally, the Amendment Agreement added three new covenants, which required Visiox to (i) use its best commercial efforts to complete all labeling and compliance requirements necessary to distribute its current product inventory to the extent reasonably acceptable to Visiox no later than June 30, 2024, (ii) raise capital in an amount no less than $500,000 on terms reasonably acceptable to the Company on or before June 30, 2024, and (iii) from May 30, 2024 until immediately following the closing, not make any expenditures in excess of $1,000 without the express approval of the Company, with the exception of ordinary payroll processing.

Termination of Merger with Visiox

On July 19, 2024, the Company delivered written notice to Visiox of its election to terminate the Visiox Merger Agreement and abandoned the transactions contemplated thereby, primarily because the conditions to closing set forth in the Visiox Merger Agreement were not satisfied or waived by June 30, 2024.

Merger Agreement with Aspire

On August 26, 2024, the Company entered into the Aspire Merger Agreement with Merger Sub, the New Sponsor, Stephen Quesenberry, in the capacity as the seller, and Aspire. The transactions contemplated by the Aspire Merger Agreement are intended to serve as the Company’s initial Business Combination.

Amendment Agreements with Aspire

On September 5, 2024, and in connection with the due diligence process, the parties entered into the First Aspire Amendment Agreement. The First Aspire Amendment Agreement: (i) adjusted the Merger Consideration (as defined in the Aspire Merger Agreement) to be consistent with the aggregate post-closing ownership percentage of the Aspire stockholders that the parties had anticipated to be reflected in the consummation of the proposed business combination, (ii) adjusted the size of the pool of available equity in the equity incentive plan for the initial fiscal year following closing to be consistent with what the parties had anticipated to be reflected in the consummation of the proposed business combination, and (iii) provided additional time for the parties to deliver disclosure schedules and conduct due diligence reviews.

On October 9, 2024, and in connection with the due diligence process, the parties entered into the Second Aspire Amendment Agreement, which provided additional time for the parties to deliver disclosure schedules and conduct due diligence reviews.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 7,187,500 Class A ordinary shares issued and outstanding (excluding 577,644 and 1,803,729 Class A ordinary shares subject to possible redemption, respectively, as of September 30, 2024 and December 31, 2023).

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 0 Class B ordinary shares outstanding.

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

At September 30, 2024 the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank and at December 31, 2023, the assets held in the Trust Account were held in treasury funds. At December 31, 2023 the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
September 30, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investment held in Trust Account	1	$6,601,357	—	—
Liabilities:
Subscription Agreement loan	3	$—	—	$4,903,971
Loan and Transfer notes payable	3	$—	—	$436,284

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$19,901,169	—	—

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

The key inputs of the models used to value the Company’s Subscription Agreement loan were:

Inputs	September 30, 2024
Term Remaining	0.20
Share Price	$12.21
Risk-Free Rate	4.77%

The change in the fair value of Subscription Agreement loans measured using Level 3 inputs is summarized as follows:

Initial Subscription Agreement loans at March 5, 2024	$1,786,236
Change in fair value	3,117,735
Subscription Agreement loans at September 30, 2024	$4,903,971

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

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the three months ended September 30, 2024; therefore, no valuation was required.

The key inputs of the models used to value the Company’s Loan and Transfer notes payable as of March 31, 2024 and June 30, 2024 were:

Inputs	March 31, 2024
Term Remaining	1.47
Share Price	$11.015
Risk-Free Rate	4.78%

Inputs	June 30, 2024
Term Remaining	1.30
Share Price	$11.27
Risk-Free Rate	4.95%

The change in the fair value of Loan and Transfer notes payable measured using Level 3 inputs, for September 30, 2024 and December 31, 2023 is summarized as follows:

Loan and Transfer notes payable at December 31, 2023	$12,384
Change in fair value	423,900
Loan and Transfer notes payable at September 30, 2024	$436,284

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 2, 2024, the Company entered into a Promissory Note Fee Agreement with New Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, the Company and New Sponsor agreed that New Sponsor took a significant risk on behalf of the Company by loaning $2,000,000 to Visiox via a convertible promissory note (the “Visiox Promissory Note”). Under the terms of the Visiox Merger Agreement, the New Sponsor was owed a $2,000,000 fee upon the successful closing of the business combination between the Company and Visiox as consideration for the significant risk taken by New Sponsor in entering into the Visiox Promissory Note (the “Original Promissory Note Fee”). The Company and New Sponsor agreed that New Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox Merger Agreement. As consideration for the foregoing, the Company agreed to pay New Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a business combination between the Company and Aspire.

On October 9, 2024, and in connection with the due diligence process, the parties entered into the Second Aspire Amendment Agreement which provided additional time for the parties to deliver disclosure schedules and conduct due diligence reviews.

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

Results of Operations

As of September 30, 2024, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through September 30, 2024, the Company’s entire activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence efforts. Our operating expenses consist of general and administrative expenses necessary to operate and maintain the Company as we pursue one or more Business Combinations.

For the three months ended September 30, 2024, we had a net loss of $537,019, which consisted of operating expenses of $630,772, interest expense associated with the debt discount of $8,496, offset by interest earned on investments held in Trust Account of $76,746 and other income of $25,503. For the three months ended September 30, 2023, we had a net loss of $69,258, which consisted of operating expenses of $324,742, offset by interest income of $255,484.

For the nine months ended September 30, 2024, we had a net loss of $3,606,378, which consisted of operating expenses of $3,654,462, interest expense associated with the debt discount of $399,990 and other expense of $33,437, offset by interest earned on investments held in Trust Account of $481,511. During the nine months ended September 30, 2024 there was a $2,000,000 subscription agreement expense recognized as part of the Visiox Merger Agreement which is included in general and administrative expenses. For the nine months ended September 30, 2023, we had a net income of $4,614,992, which consisted of operating expenses of $937,553, offset by interest income of $5,552,545.

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

For the nine months ended September 30, 2024, net cash used in operating activities was $2,826,804, net cash provided by investing activities was $13,781,323 and net cash used in financing activities was $10,954,519.

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

As of September 30, 2024, the Company had $0 in its operating bank account, $6,601,357 held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $6,511,072.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from New Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and New Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. Unless the shareholders vote for an additional extension, the remaining life of the Company as of September 30, 2024 is under 12 months.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, $449,214 and $250,000 in Working Capital Loans were outstanding, respectively.

On December 21, 2023, the Company entered into a Loan and Transfer Agreement with the New Sponsor and SSVK, pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to the Company. As of September 30, 2024 and December 31, 2023, there was $250,000 and $155,848 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of September 30, 2024 and December 31, 2023 amounted to $0 and $143,464, respectively. During the three and nine months ended September 30, 2024, the Company recorded $0 and $229,919, respectively, of interest expense related to the amortization of the debt discount.

On January 9, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Apogee, pursuant to which Apogee loaned an aggregate of $50,000 to the New Sponsor, and, in turn, the New Sponsor loaned the $50,000 to the Company.

On January 10, 2024, the Company entered into a Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”), pursuant to which Sheth loaned an aggregate of $150,000 to the New Sponsor and the New Sponsor loaned $150,000 to the Company. As of September 30, 2024 and December 31, 2023, there was $199,214 and $0, respectively, in aggregate borrowings under the Loan and Transfer Agreements with Apogee and Sheth. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of September 30, 2024 and December 31, 2023 amounted to $12,930 and $0, respectively. During the three and nine months ended September 30, 2024, the Company recorded $8,496 and $170,071, respectively, of interest expense related to the amortization of the debt discount.

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

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and nine months ended September 30, 2024 and 2023, the Company has incurred $30,000 and $90,000, respectively, of expenses under this arrangement.

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

Due to affiliate

As of September 30, 2024 and December 31, 2023, $328,939 and $238,939, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2024, the company identified a material weakness in our internal controls over debt discount, amortization and debt in financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investors.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of common stock during the quarter ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended September 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended September 30, 2024, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

(c) During the quarter ended September 30, 2024, no officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 26, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on August 30, 2024).
2.2	Amendment Agreement, dated September 5, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on September 6, 2024).
2.3	Second Amendment Agreement, dated October 9, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on October 10, 2024).
3.1*	Amended and Restated Memorandum and Articles of Association of the Company, as amended through May 22, 2024.
10.1	Promissory Note Fee Agreement by and among SRIRAMA Associates, LLC and PowerUp Acquisition Corp. dated October 2, 2024 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on October 4, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERUP ACQUISITION CORP.

Date: November 14, 2024	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Howard Doss
	Name:	Howard Doss
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

