Form 10-K
period 2024-12-31
Aspire Biopharma Holdings, Inc.
filed 2025-04-07
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41293

Aspire Biopharma Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-3467744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

194 Candelaro Drive, #233 Humacao, Puerto Rico	00791
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (415) 592-7399

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:

Common Stock, par value $0.0001 per share	ASBP	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock	ASBPW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock (ordinary shares) held by non-affiliates of the registrant as of the close of business on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $87 million based on the closing sale price of the Class A ordinary shares on the Nasdaq Stock Market LLC on that date. The registrant does not have any non-voting common equity.

As of Apil 7, 2025, there were 48,900,970 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

Documents incorporated by reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Business Combination” are to our merger with Aspire Biopharma, Inc., a Puerto Rico corporation of February 17, 2025;

●	“Colonial” are to Colonial Stock Transfer Co, Inc., our transfer agent and warrant agent.

●	“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Common Stock” is our current common stock, par value $0.0001.

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 23, 2022;

●	“initial shareholders” are to the Original Sponsor (PowerUp Sponsor LLC), the Sponsor (SRIRAMA Associates, LLC), and each of their permitted transferees;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our former independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“ordinary shares” are to PowerUp Acquisition Corp.’s Class A ordinary shares and our Class B ordinary shares;

●	“Original Sponsor” are to PowerUp Sponsor LLC, a Delaware limited liability company;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement warrants” are to the 9,763,333 redeemable warrants purchased by our Original Sponsor in the private placement;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares; provided that our initial shareholders’ status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to SRIRAMA Associates, LLC, a Delaware limited liability company, which is not currently controlled by, nor has substantial ties with, non-U.S. persons. Additionally, all officers and directors of the Company are U.S. citizens and U.S. residents;

●	“trust account” are to the trust account in which an amount of $294,687,500 ($10.25 per unit) from the net proceeds of the sale of the units in the initial public offering and a portion of the net proceeds of the sale of the placement warrants was placed following the closing of our initial public offering;

●	“units” are to the units sold in our initial public offering, which consisted of one Class A ordinary share and one-half of one redeemable warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and

●	“we,” “us,” “our,” “Aspire,” “Company” or “our company” are to Aspire Biopharma Holdings, Inc. a Delaware corporation.

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

PART I

Item 1. Business.

Overview

Aspire is an early-stage biopharmaceutical company. As a Delaware corporation formed in February 2025, the Company engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs. Prior to our Business Combination we were a privately held Puerto Rico corporation incorporated in September 2021. Our internet address is www.aspirebiolabs.com.

Business Plan

We expect to generate revenue through developing and marketing drugs and nutraceuticals using the technology for the novel sublingual delivery. Further, from time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and sales of our products, if approved. We do not currently have any licensing or collaboration agreements.

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with contract manufacturers.

We have entered into a development and manufacturing agreement with a contract manufacturer, Glatt, in the fourth quarter of 2024 to produce sufficient quantities of our high-dose sublingual aspirin product (sometimes referred to informally herein as “Instaprin” for ease of reference) for our clinical trials required to obtain FDA approval to market the product and complete clinical trials. While we believe that Glatt is capable of producing the drug product to support our aspirin product development plan, including our planned clinical trials, we believe there are a number of alternative third-party manufacturers that have similar capabilities and would be capable of providing sufficient quantities of drug product for our aspirin development plan. Glatt currently has the capabilities to manufacture our aspirin drug product for potential commercial use, however, their current capacity may be insufficient to meet our planned needs and may require us to engage additional or alternative third-party manufacturers in the future. In addition, we have entered into a fill-and-finish agreement with a contract manufacturer to convert the aspirin product manufactured by Glatt into packaged drug product that can be utilized in clinical trials. We believe that both Glatt and the fill-and-finish contract manufacturer are compliant under current good manufacturing practice, or cGMP, requirements and have experience with cGMP inspections of their respective facilities.

We plan to use drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. An initial trial has been designed to study the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This initial trial is expected to enroll at least eight healthy adult volunteers with each dose separated by a washout period of seven days and will provide information required to (i) select the optimal drug product formulation and (ii) inform the design of a second clinical trial to support FDA approval. We plan to design a second clinical trial to demonstrate that sublingual administration of the final selected aspirin formulation delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin, but faster and without gastro-intestinal toxicity associated with oral aspirin.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our lead product candidates are still in early-stage clinical development. We generally plan to retain commercial rights in the United States for our product candidates for which we hope to receive marketing approvals. We believe that it will be possible for us to access the heart attack and stroke prevention market through a targeted hospital and/or specialty care sales force.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products, as well as the creation of a dedicated Medical Affairs team to support commercialization efforts. We believe that such an organization will be able to address the physicians who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with thought leaders in relevant fields of medicine.

Our Products

The Company has developed and acquired disruptive sublingual delivery technologies that are a Novel Soluble Formulation which address emergencies and drug efficacy, dosage management, and response time. In March 2023, the Company filed application number 63/456,290 with the United States Patent and Trademark Office (“USPTO”) with the goal of securing patent protection for its new technology and aspirin formulation. The Company’s new patent pending formulation is a significant improvement on the previous formulation which was acquired by the Company through the Instaprin Pharmaceuticals, Inc. acquisition (described below). This technology will facilitate development of any number of products in a soluble, PH neutral, fast acting powder or granule form which has been developed by using our patent pending formulation, and “trade secret” process. Aspire’s drug delivery comes from a new mechanism of action (absorption pathway) which allows for rapid sublingual absorption. The benefits of “rapid absorption” are to provide nearly instant treatment impact and also allows high dose absorption. The Company’s patent pending delivery system includes components specifically formulated to allow rapid sublingual absorption of drugs into the blood stream, thus by-passing the gastrointestinal tract. A second patent application was filed in October 2024 for a high-dose version of our sublingually administered aspirin product (application number 63/702,381).

In the initial launch of its aspirin product, Aspire has focused on the delivery of aspirin, which may be the most studied and accepted analgesic and anti-inflammatory drug on the market. Aspirin is over a century old and is traditionally available in several forms, including effervescence, powder, capsule, and tablet. Over 100 years of documented safety and efficacy data is readily available. Aspirin is the only drug in history to receive a certified recommendation by the FDA for heart attack, stroke and colon cancer. However, current aspirin applications are limited due to side effects from acidity. We expect that our aspirin product will be well positioned to target the current Opioid Crisis globally due to its ability to have large doses rapidly be absorbed in the bloodstream with no harmful effects to the gastric system and its mucous membrane, as well as, at full strength with no dilution due to metabolic impact providing true anti-inflammatory therapeutic effects to users providing true pain management relief to them. Aspire plans to seek FDA 505(b)(2) Fast Track designation in 2025 for the prescription strength high dose aspirin product given the history of safety in Q4 of 2024 of Aspirin (and over 100 years of history).

Additionally, an OTC FDA Monograph permit would allow for an expedited “go to market” so long as the aspirin product is available as an “over-the-counter” drug and has a monograph on the safety profile and claims that may be made as authorized by the FDA. The Company must follow the issues within the OTC Monograph and may “go to market” if the Company does follow those requirements. If the Company’s drug product, claims, warnings and other issues follow the statements in the Monograph, then the product would be deemed to be “Compliant”. Our FDA counsel has had informal communications with the FDA in 2024 regarding the possibility of Aspire selling an OTC Monograph product but being able to drop one warning (regarding gastric issues), and those discussions will continue (a written approval of this possibility would be the “ruling” we seek). The Company intends to sell the aspirin product and be consistent with the Monograph. While the OTC Monograph doesn’t permit the claim “sublingual administration” of the drug, the Company could offer the product as an oral administration (at first, if it chooses to early-market an OTC product consistent with the monograph) and may discuss with FDA the value of sublingual administration as an exception to the monograph.

Current Development Status of Aspire’s aspirin product

Aspire’s cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt will be using this batch to finalize the packaging and manufacturing process, and to provide the products to be used in the upcoming clinical tests which have been scheduled for April 2025. Glatt’s scientific team will also be conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose sublingual aspirin product.

Aspire’s consultants have completed (1) a comprehensive review of relevant regulatory issues and regulatory strategy (including regulations, guidance documents, FDA reviews of approved NDAs for other relevant products, Pediatric Research Equity Act requirements, FDA’s trade name approval requirements, opportunities for accelerated regulatory processes, etc.), (2) a comprehensive summary of relevant safety, efficacy and pharmacokinetic data to support IRB approvals, IND, and 505(b)(2) NDA approval, (3) a target product profile (including product description, composition, strength, route of administration, prescription v. OTC, indications, dosing and claims to differentiate from other aspirin products), and (4) an integrated product development plan (including plans to support each module of an NDA submission: CMC, preclinical safety, human PK, clinical safety, clinical efficacy, timelines, critical path, Gantt chart, etc.). These reviews were done in preparation for Aspire’s pre-IND meeting with the FDA, its clinical testing, and its NDA.

Aspire plans to conduct an in vivo single-dose bioavailability study in healthy human volunteers in approximately April 2025 (“Trial 1”). This clinical trial will evaluate pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Aspire’s sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) will be evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to design a pivotal Trial 2 to support filing of an NDA. Trial 1 will be exempt from Investigational New Drug (IND) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor.

Following completion of Trial 1, Aspire plans to request a pre-IND meeting with the FDA in the second quarter of 2025 to discuss plans for continued development of the high dose aspirin leading to submission of a section 505(b)(2) NDA. Aspire plans to propose a second clinical trial (“Trial 2”) in approximately 24 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Aspire’s high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for Trial 2 would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints Trial 2 will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of Aspire’s aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Following completion of Trial 2, Aspire intends to submit a section 505(b)(2) NDA for Aspire’s aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating Aspire’s aspirin from standard oral aspirin based on TXB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses. In the next two months, Aspire will develop and validate the manufacturing process based on this formulation. In May 2025, Aspire plans to conduct a limited pharmokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for Melatonin, which is sold as a supplement. Melatonin is a wildly popular sleep aid and Aspire has begun exploring licensing possibilities and has also begun discussions with a manufacturing facility in Puerto Rico. This formulation will be patent protected in due course.

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. In the first two quarters of 2025, Aspire intends to develop and validate a manufacturing process and conduct a limited pharmokinetic study. These products will be patent protected in due course.

Testosterone: Aspire’s scientists have developed a formulation for sublingually administered testosterone. A patent application for the formulation will be filed in due course. In the third and fourth quarters of 2025, Aspire will develop and validate the manufacturing process based on this formulation, and produce a cGMP batch for use in clinical testing and a stability study. Aspire will conduct a Phase One clinical test in approximately the fourth quarter of 2025 for pharmokinetical validation of product properties, using approximately eight volunteers, and to establish criteria for an NDA with the FDA. Aspire anticipates, based on these results, to request a pre-IND meeting with the FDA in the first quarter of 2026, followed by Phase Two clinical testing. Aspire anticipates this testing to use approximately 32 volunteers. Aspire intends to submit an NDA for the testosterone product under 505(b)(2) to the FDA in the first or second quarter of 2026. Testosterone is not a candidate for fast-track approval, so the NDA approval process will likely take as much as three years.

Semaglutide: Aspire’s scientists are in the final phases of developing a working formulation for a sublingual semaglutide product. The timeline to market will be similar to that of testosterone, above, as semaglutide is not likely a candidate for fast-track approval.

Caffeine Products: Aspire’s scientific team has developed a working formula for a single dose sublingual pre-workout supplement as well as a single dose “coffee or soda replacement” with health benefits. Aspire has manufactured trial runs of this supplement and intends to do consumer and safety testing in Q2 2025. Aspire believes this product will be ready for launch in Q2 or Q3 2025.

Other Products: Aspire’s scientists are currently considering formulations for anti-nausea products, anti-psychotic products, ED drugs, seizure medication, and several other classes of drugs, all using our sublingual mode of administration. We anticipate taking several of these products to market as the research and development dictates, as well as market conditions.

Asset Purchase Agreement (“APA”) with Instaprin Pharmaceuticals Inc.

On March 28, 2022, Aspire closed an APA with Instaprin Pharmaceuticals Inc. (“Instaprin Pharmaceuticals”), pursuant to which Aspire acquired all of the intellectual property of Instaprin Pharmaceuticals including patent applications (including Patent Application No. 62/794141) filed with the United States Patent and Trademark Office (“USPTO”) on January 18, 2019), copyrights, trademarks (including the “Instaprin” Trademark Serial No. 86274378 (Registration No. 4823125) filed with the USPTO on May 7, 2014) trade secrets and proprietary information, all applications for any of the foregoing, and any license or agreements granting rights related to the foregoing, as part of an overall settlement sanctioned by a U.S. federal court, as described in the following paragraph (the “Settlement”).

Instaprin Pharmaceuticals was a Nevada corporation, and its former CEO was the subject of a Securities and Exchange Commission (“SEC”) complaint, filed on May 29, 2019 in federal court in the District of New Jersey (Case 2:19-cv-13024-ES-MAH). The complaint alleged that the former CEO falsely told investors that their money would be used to pay for the operating expenses of Instaprin Pharmaceuticals, which was developing a revolutionary fast acting aspirin to instantly stop heart attacks and strokes. Instead, the former CEO allegedly used investors’ money to largely pay for personal expenses, such as a vacation, clothing, spa treatments, divorce expenses, and on Island Raceway & Hobby, Inc., his now-defunct remote-controlled toy racecar business, which had previously operated in Lindenhurst, New York. On June 5, 2019, the U.S. District Court issued a judgment against the former CEO, Instaprin Pharmaceuticals, Inc, and one other defendant in the amount of $4,182,627.

The purchase price for the Acquired Assets (as defined in the APA) was $3,628,325 plus interest thereon, to be paid to the SEC in satisfaction of the SEC’s judgment against the former CEO, from sales of the product, as follows: 20% from the first $5,000,000 of sales and 10% from sales thereafter until the entire contingent purchase price obligation is satisfied. Additionally, ten percent (10%) of Buyer’s equity was to be delivered at Closing, in proportion to their equity holdings in the Company, to be issued to a Trustee for the former Instaprin Shareholders, along with an additional ten percent (10%) of Buyer’s equity to be issued to the Company’s service providers, pursuant to a stock incentive plan to be adopted. All equity distributions related to the APA have been made at this time. The foregoing description of the APA is qualified in its entirety by reference to the full text of the APA. There is no assurance that the acquisition of Instaprin will be successful or profitable for investors. As an asset of Aspire Biopharma Inc., Instaprin could pose risks to Aspire Biopharma Inc. and its shareholders, including but not limited to those described under “Risk Factors” in this Offering.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and strong emphasis on proprietary products. While we believe that our sublingual absorption technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and government agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. These same competitors may invent technology that competes with our product candidates. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic or biosimilar competition and the availability of adequate reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that our products, if approved, will be priced at a premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

We expect that Aspire’s aspirin products will compete with currently approved products, such as Bayer aspirin, Advil and Tylenol, and, if approved, other product candidates currently under development. To our knowledge, there are currently no sublingual aspirin products on the market and none listed inside of the Food and Drug Administration’s (the “FDA”) Approved Drug Products with Therapeutic Equivalence Evaluations book, also known as the “Orange Book.”

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, including our drugs and supplements using our patent-pending sublingual absorption technology, and other know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our practice is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and international patent applications related to our proprietary drug candidates, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

Any patents granted from national/regional phase applications of International Application No. PCT/US2024/022318 (which claims priority to U.S. Application No. 63/456,290) or applications claiming priority to International Application No. PCT/US2024/022318 will have a nominal expiration of March 29, 2044. The Company further intends to file a PCT application on October 1, 2025, claiming priority to U.S. Application No. 63/702,381. Any patents granted from national/regional phase applications of this PCT application or applications claiming priority to this PCT application will have a nominal expiration of October 1, 2045. The patent applications cover composition of matter (formulations), including product-by-process coverage, as well as uses of the formulations.

Provisional patent application Serial No. 62/794,141 expired on January 19, 2020. Prior to expiration of 62/794,141, two non-provisional patent applications were filed under the Patent Cooperation Treaty (PCT), each claiming priority to 62/794,141. These PCT applications have PCT Application Nos. PCT/US2020/013863 and PCT/US2020/014218, respectively. National/regional phase entries of these PCT applications were due on July 18, 2021, or August 18, 2021, depending on the specific country/region. No national/regional phase entries were completed by the deadlines.

The expired patent properties do not describe Aspire’s aspirin formulation technology. Aspire’s aspirin formulation technology is covered by pending patent application nos. PCT/US2024/022318 and 63/702,381, which are Aspire’s primary patent properties. The expired patent properties were intended to supplement the later-filed primary patent properties covering Aspire’s aspirin formulation technology. At the time of the Asset Purchase Agreement, Aspire was not aware that the patent properties had expired.

Trademark Registration No. 4823125 (granted from Trademark Serial No. 86274378) was cancelled on April 8, 2022, for failure to file maintenance documents due on March 29, 2022. Aspire was not aware of the March 29, 2022, filing deadline at the time of the Asset Purchase Agreement, which was executed one day prior to the filing deadline. Aspire has filed new trademark application Serial No. 98793226, which covers the “Instaprin” mark.

The Company believes that it is important to note that while the previously acquired intellectual property is dead or expired, Aspire has used these technologies and relationships as the foundation of their new patent applications and formulations. Aspire’s management had always intended to build upon the acquired intellectual property assets and enhance the patent protections and apply the technology to new patented products and classes of products. Aspire has maintained the relationships with the individuals who cultivated the original science and research. Aspire has built upon these technologies, research, and relationships to improve and expand upon the previous intellectual property as reflected in their most recent patent applications.

The following table sets forth details of our intellectual property registrations and applications:

IP Schedule for Aspire Biopharma, Inc. as of March 24, 2025

PATENT FILINGS
Country	Title	Application No.	Filing Date	Status
United States	MICRONIZED ASPIRIN FORMULATION	62/794,141	18-Jan-2019	Expired

World Intellectual Property Organization	MICRONIZED ASPIRIN FORMULATION	PCT/US2020/013863	16-Jan-2020	Expired

World Intellectual Property Organization	MICRONIZED ASPIRIN FORMULATION	PCT/US2020/014218	18-Jan-2020	Expired

United States	ORAL MUCOSAL FORMULATIONS OF ASPIRIN	63/456,290	31-Mar-2023	Expired

World Intellectual Property Organization	ORAL MUCOSAL FORMULATIONS OF ASPIRIN	PCT/US2024/022318	29-Mar-2024	Pending

United States	ORAL MUCOSAL FORMULATIONS OF ASPIRIN	63/702,381	2-Oct-2024	Pending

TRADEMARK FILINGS
Country	Wordmark	Serial No. / Registration No.	Filing or Registration Date	Status
United States	INSTAPRIN	86274378 / 4823125	29-Sep-2015	Dead

United States	INSTAPRIN	98793226	9-Oct-2024	Pending

Aspire also holds numerous domains, including, but not limited to, aspire-biopharma.com and aspirebiolabs.com. Additionally, Aspire plans to enter into customer and license agreements to protect its intellectual property. All other intellectual property is in the form of trade secrets, business methods and know-how and is protected through intellectual assignment and confidentiality agreements with Aspire employees, advisors and consultants.

Government/ Regulatory Approval and Compliance

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

The Company has filed patent applications for sublingual administration of aspirin products. The Company believes that this novel use of aspirin, and the claims, will be beneficial for some patients who are in need of aspirin products that speed the delivery of the aspirin and avoid the gastric tract (and the powder/granule form under the tongue will be useful for those who can’t swallow aspirin pills or capsules). While the FDA has not yet approved this delivery mechanism, the Company believes that they will be able to demonstrate that the delivery can be accomplished safely and effectively and improve patient outcomes. The current method of administration (oral) poses some gastric system issues. The Company will develop a plan of action to discuss with the FDA and seek approval for alternative administration and has retained a counsel with 30 years of experience with the FDA to assist the Company on seeking approval for use in administrating sublingual aspiring products and counsel believes that the FDA would consider and even welcome a filing that is sufficient to support this novel mode of administration of certain aspirin products. Counsel has also advised that the FDA would consider fast-track approval under 505(b)(2). The Company has successfully accomplished the cGMP manufactured of its high-dose aspirin product for upcoming clinical trials in support of our FDA approval process and expects to be carrying out various clinical trials in April 2025.

Licensure and Regulation of Drug Products in the United States

In the United States, our candidate products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post- approval process, may result in delays to the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.

Preclinical Studies and Investigational New Drug Application

Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate or compound enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long- term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

Our Leadership

Our management team and board consist of experienced deal makers, entrepreneurs, executives and investors. Collectively, the team possesses a wide-ranging set of competencies, with exceptional financial acumen and an extensive track record of growth and value creation. The team is led by our Chief Executive Officer Kraig Higginson.

Periodic Reporting and Financial Information

We have registered our Common Stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our internet address is https://aspirebiolabs.com/. The information on our website is not, and shall not be deemed to be, part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC, except as shall be expressly set forth by specific reference in any such filings. All website addresses in this report are intended to be inactive textual references only.

Our Website

For additional information about us, our business, and our brand, please visit our website at https://aspirebiolabs.com/.

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

Below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Aspire has a limited operating history upon which investors can evaluate Aspire’s performance, and accordingly, Aspire’s prospects must be considered in light of the risks that any new company encounters;

●	Aspire has incurred net losses in every year since its inception and anticipates that it will continue to incur substantial and increasing net losses in the foreseeable future, especially if Aspire faces difficulties in obtaining capital;

●	Aspire will require substantial additional financing to achieve its goals, and a failure to obtain this necessary capital when needed could force Aspire to delay, limit, reduce or terminate its product development or commercialization efforts;

●	Aspire may implement new lines of business or offer new products and services within existing lines of business;

●	Aspire relies on various intellectual property rights, including trademarks, in order to operate its business;

●	Instaprin Pharmaceuticals’ former Chief Executive officer, Donald A. Milne III, was convicted, on a conspiracy to commit securities fraud charge;

●	Aspire’s success depends on the experience and skill of the board of directors, its executive officers and key employees. If it is not successful in attracting and retaining highly qualified personnel, Aspire may not be able to successfully implement its business strategy;

●	Although dependent on certain key personnel, Aspire does not have any key person life insurance policies on any such people.;

●	Damage to Aspire’s reputation could negatively impact its business, financial condition and results of operations;

●	Aspire’s business could be negatively impacted by cyber security threats, attacks and other disruptions.

●	Security breaches of confidential customer information, in connection with Aspire’s electronic processing of credit and debit card transactions, or confidential employee information may adversely affect Aspire’s business as we gain access to such information;

●	Aspire’s internal computer systems, or those used by third party contractors or consultants, may fail or suffer security breaches;

●	Aspire operates in a highly regulated environment, and if Aspire is found to be in violation of any of the federal, state, or local laws or regulations applicable to it, Aspire’s business could suffer;

●	Aspire’s technology platforms and product candidates are based on novel technologies, and the development and regulatory approval pathway for such product candidates is unproven (in that all aspirin products previously approved by the FDA were administered orally rather than sublingually) and may never lead to marketable products. Even if Aspire obtains regulatory approval of its product candidates, the products may not gain market acceptance among physicians, patients, hospitals and others in the medical community;

●	Aspire’s business is highly dependent on the success of its lead product candidate, high-dose sublingual aspirin, which will require significant additional clinical testing before Aspire can seek regulatory approval and potentially launch commercial sales;

●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. Aspire’s clinical trials may fail to demonstrate adequately the safety and efficacy of one or more of its product candidates, which would prevent or delay regulatory approval and commercialization;

●	Aspire’s product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, if approved, or result in significant negative consequences;

●	If Aspire encounters difficulties enrolling patients in its clinical trials, Aspire’s clinical development activities could be delayed or otherwise adversely affected;

●	Aspire relies and will rely on third parties to conduct its clinical trials, which are expensive, time consuming, and difficult to design and implement. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, Aspire may not be able to obtain regulatory approval of or commercialize its product candidates;

●	If Aspire fails to develop additional product candidates, its commercial opportunity will be limited;

●	Aspire is subject to a multitude of manufacturing and supply chain risks, any of which could substantially increase its costs and limit the supply of its product candidates;

●	Aspire currently has no marketing and sales organization and has no experience in marketing products. If Aspire is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its product candidates, Aspire may not be able to generate product revenue;

●	A variety of risks associated with marketing Aspire’s product candidates internationally could materially adversely affect Aspire’s business;

●	Aspire faces significant competition from other biotechnology and pharmaceutical companies, and its operating results will suffer if it fails to compete effectively;

RISK FACTORS

Investing in our securities involves a high degree of risk. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows and our prospects could be harmed by them. In that event, the price of our securities could decline and you could lose part or all of your investment. This “Risk Factors” section identifies all material risk factors currently known by Aspire that make investment in Aspire’s Common Stock and warrants speculative or risky, but it does not purport to present an exhaustive description of all risks. Before you invest in us, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this proxy statement/prospectus. Aspire shareholders should carefully consider the following risk factors, together with all of the other information included in this proxy statement/prospectus, before they decide whether to vote or instruct their vote to be cast to approve the relevant proposals described in this proxy statement/prospectus. When determining whether to invest, you should also refer to the other information contained in this proxy statement/prospectus, including the financial statements of Aspire and the related notes thereto, and the other financial information concerning us included elsewhere in this proxy statement/prospectus. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects.

Risks related to our Business

Aspire has a limited operating history upon which investors can evaluate Aspire’s performance, and accordingly, Aspire’s prospects must be considered in light of the risks that any new company encounters.

Aspire is still in an early phase and we are just beginning to implement our business plan. There can be no assurance that we will ever operate profitably. The likelihood of our success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by early-stage companies. Aspire may not be successful in attaining the objectives necessary for it to overcome these risks and uncertainties.

Aspire has incurred net losses in every year since its inception and anticipates that it will continue to incur substantial and increasing net losses in the foreseeable future, especially if Aspire faces difficulties in obtaining capital.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have financed our operations primarily through the sale of equity securities. Since our inception, most of our resources have been dedicated to the preclinical development of our product candidates. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses since our inception. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In order to achieve our near and long-term goals, we may need to procure raise capital through various securities offerings or obtain certain debt financing. There is no guarantee we will be able to obtain such funds on acceptable terms or at all. If we are not able to obtain capital in the future, we may not be able to execute our business plan, our continued operations will be in jeopardy and we may be forced to cease operations and sell or otherwise transfer all or substantially all of our remaining assets, which could cause our stockholders to lose all or a portion of their investment.

Aspire will require substantial additional financing to achieve its goals, and a failure to obtain this necessary capital when needed could force Aspire to delay, limit, reduce or terminate its product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates. If we are able to receive regulatory approval for any of our product candidates, we will require significant additional amounts of cash in order to launch and commercialize any such product candidates. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if clinical trials are successful;

●	the cost of commercialization activities for our product candidates, if any of our product candidates is approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and

●	the emergence of competing therapies and other adverse market developments.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or research and development programs or our commercialization efforts.

Aspire may implement new lines of business or offer new products and services within existing lines of business.

As an early-stage company, we may implement new lines of business at any time. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients or be subject to cost increases. As a result, our business, financial condition or results of operations may be adversely affected.

Aspire relies on other companies to provide components and services for its product candidates.

We depend on suppliers and contractors to meet our contractual obligations to our customers and conduct our operations. Our ability to meet our obligations to our customers may be adversely affected if suppliers or contractors do not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products may be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide components which meet required specifications and perform to our and our customers’ expectations. Our suppliers may be unable to quickly recover from natural disasters and other events beyond their control and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. The risk of these adverse effects may be greater in circumstances where we rely on only one or two contractors or suppliers for a particular component. Our products may utilize custom components available from only one source. Continued availability of those components at acceptable prices, or at all, may be affected for any number of reasons, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet our requirements. The supply of components for a new or existing product could be delayed or constrained, or a key manufacturing vendor could delay shipments of completed products to us adversely affecting our business and results of operations.

Aspire relies on various intellectual property rights, including trademarks, in order to operate its business.

We rely on certain intellectual property rights to operate its business. Our intellectual property rights may not be sufficiently broad or otherwise may not provide us a significant competitive advantage. In addition, the steps that we have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property, could adversely impact our competitive position and results of operations.

We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. As we expand our business, protecting our intellectual property will become increasingly important. The protective steps we have taken may be inadequate to deter our competitors from using our proprietary information. In order to protect or enforce our patent rights, we may be required to initiate litigation against third parties, such as infringement lawsuits. Also, these third parties may assert claims against us with or without provocation. These lawsuits could be expensive, take significant time and could divert management’s attention from other business concerns. The law relating to the scope and validity of claims in the technology field in which we operate is still evolving and, consequently, intellectual property positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these potential suits or that the damages or other remedies awarded, if any, would be commercially valuable.

Instaprin Pharmaceuticals’ former Chief Executive officer, Donald A. Milne III, was convicted, on a conspiracy to commit securities fraud charge.

Instaprin’s former Chief Executive Officer, Donald A. Milne III, has pled guilty to perpetrating a scheme to defraud investors of Instaprin Pharmaceuticals to commit securities fraud and has tarnished the Company’s reputation which has led to a precipitous decline in the Instaprin Pharmaceuticals’ goodwill and business. Instaprin’s former CEO diverted significant funds from the Company for his own personal use which impaired the progress of the Instaprin. The former chief executive officer of Instaprin Pharmaceuticals is not affiliated with Aspire. All of the shares of Instaprin held by Mr. Milne were distributed to the Instaprin shareholders in partial satisfaction of the SEC’s judgement against Mr. Milne and, as such, Mr. Milne was never a stockholder of Aspire. In the event Aspire chooses to use the trademark “Instaprin” there could be reputational harm given its association with Instaprin Pharmaceuticals.

Aspire’s success depends on the experience and skill of the board of directors, its executive officers and key employees. If it is not successful in attracting and retaining highly qualified personnel, Aspire may not be able to successfully implement its business strategy.

We are dependent on our board of directors, executive officers and key employees. These persons may not devote their full time and attention to the matters of Aspire. The loss of our board of directors, executive officers and key employees could harm our business, financial condition, cash flow and results of operations.

Although dependent on certain key personnel, Aspire does not have any key person life insurance policies on any such people.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

We have not purchased any insurance policies with respect to those individuals in the event of their death or disability. Therefore, if any of these personnel die or become disabled, we will not receive any compensation to assist with such person’s absence. The loss of such person could negatively affect us and our operations. We have no way to guarantee key personnel will stay with us, as many states do not enforce non-competition agreements, and therefore acquiring key man insurance will not ameliorate all of the risk of relying on key personnel.

Damage to Aspire’s reputation could negatively impact its business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter new markets. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

Aspire’s business could be negatively impacted by cyber security threats, attacks and other disruptions.

We continue to face advanced and persistent attacks on our information infrastructure where we manage and store various proprietary information and sensitive/confidential data relating to our operations. These attacks may include sophisticated malware (viruses, worms, and other malicious software programs) and phishing emails that attack our products or otherwise exploit any security vulnerabilities. These intrusions sometimes may be zero-day malware that are difficult to identify because they are not included in the signature set of commercially available antivirus scanning programs. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of our customers or other third-parties, create system disruptions, or cause shutdowns. Additionally, sophisticated software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the information infrastructure. A disruption, infiltration or failure of our information infrastructure systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security, loss of critical data and performance delays, which in turn could adversely affect our business.

Security breaches of confidential customer information, in connection with Aspire’s electronic processing of credit and debit card transactions, or confidential employee information may adversely affect Aspire’s business as we gain access to such information.

Our business requires the collection, transmission and retention of personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that data is critical to us. The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and customer and employee expectations, or may require significant additional investments or time in order to do so. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, customers’ or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings.

Aspire’s internal computer systems, or those used by third party contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not to our knowledge experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Aspire operates in a highly regulated environment, and if Aspire is found to be in violation of any of the federal, state, or local laws or regulations applicable to it, Aspire’s business could suffer.

We may also be subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements, and retail financing, debt collection, consumer protection, environmental, health and safety, creditor, wage-hour, anti-discrimination, whistleblower and other employment practices laws and regulations and we expect these costs to increase going forward. The violation of these or future requirements or laws and regulations could result in administrative, civil, or criminal sanctions against us, which may include fines, a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business. As a result, we have incurred and will continue to incur capital and operating expenditures and other costs to comply with these requirements and laws and regulations.

Our business, operations, financial position and clinical development plans and timelines, could be materially adversely affected by the continuing military action in Ukraine and the war between Israel and Hamas.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in Ukraine and the war between Israel and Hamas commenced in October 2023, and related economic sanctions imposed or that may in the future be imposed by certain governments, our financial position and operations may be materially and adversely affected. As our ability to continue to operate will be dependent on raising debt and equity finance, any adverse impact to those markets as a result of these conflicts, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. The extent of any potential impact is not yet determinable, however.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs by the United States and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations.

We are dependent on a limited number of suppliers and service providers which subjects our business and results of operations to risks of supplier business interruptions.

We currently rely on a limited number of suppliers and service providers, and anticipate that we will do so for future products as well. Any delays in delivery of or shortages in those or other products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers and service providers could discontinue the manufacture, supply, or services related to our products and components at any time. Due to certain business considerations, we may not be able to identify and integrate alternative sources of supply and services in a timely fashion or at all. Any transition to alternate suppliers or service providers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products. If we are unable to obtain additional financing, we may be unable to pay our suppliers and service providers for product and services and therefore may be unable to continue to operate our business.

Risks related to our Products and Their Development

Aspire’s technology platforms and product candidates are based on novel technologies, and the development and regulatory approval pathway for such product candidates is unproven (in that all aspirin products previously approved by the FDA were administered orally rather than sublingually) and may never lead to marketable products. Even if Aspire obtains regulatory approval of its product candidates, the products may not gain market acceptance among physicians, patients, hospitals and others in the medical community.

We are developing novel targeted therapies to treat heart attacks and strokes. Any products we develop may not effectively inhibit or treat heart attacks and strokes. The scientific evidence to support the feasibility of developing product candidates based on Aspire’s high-dose sublingual aspirin is preliminary and limited. Advancing these novel therapies creates significant challenges for us, including, among others:

●	obtaining approval from regulatory authorities to conduct clinical trials with our product candidates;

●	successful enrollment and completion of preclinical studies and clinical trials with favorable results;

●	obtaining approvals from regulatory authorities to manufacture and market our product candidates;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

●	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

●	manufacturing our product candidates at an acceptable cost;

●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with other partners;

●	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other heart attack and stroke therapies;

●	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;

●	protecting rights in our intellectual property portfolio;

●	maintaining a continued acceptable safety profile of our product candidates, if approved, following approval; and

●	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

The use of Aspire’s high-dose sublingual aspirin product candidates as potential heart and stroke treatments, even if approved, may not become broadly accepted by physicians, patients, hospitals and others in the medical community. Additional factors will influence whether our product candidates are accepted in the market, including:

●	the clinical indications for which our product candidates are approved;

●	physicians, hospitals, medical treatment centers and patients considering our product candidates as a safe and effective treatment;

●	the potential and perceived advantages of our product candidates over alternative treatments;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	limitations or warnings contained in the labeling approved by the FDA;

●	the timing of market introduction of our product candidates as well as competitive products;

●	the cost of treatment in relation to alternative treatments;

●	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;

●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;

●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and the effectiveness of our sales and marketing efforts.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

Current Development Status of Aspirin Product

Aspire’s cGMP batch of patent-pending aspirin product has been manufactured by Glatt in its New Jersey facility. Glatt will be using this batch to finalize the packaging and manufacturing process, and to provide the products to be used in the upcoming clinical tests. Glatt’s scientific team will also be conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose aspirin product.

Aspire’s consultants have completed (1) a comprehensive review of relevant regulatory issues and regulatory strategy (including regulations, guidance documents, FDA reviews of approved NDAs for other relevant products, Pediatric Research Equity Act requirements, FDA’s trade name approval requirements, opportunities for accelerated regulatory processes, etc.), (2) a comprehensive summary of relevant safety, efficacy and pharmacokinetic data to support IRB approvals, IND, and 505(b)(2) NDA approval, (3) a target product profile (including product description, composition, strength, route of administration, prescription v. OTC, indications, dosing and claims to differentiate from other aspirin products), and (4) an integrated product development plan (including plans to support each module of an NDA submission: CMC, preclinical safety, human PK, clinical safety, clinical efficacy, timelines, critical path, Gantt chart, etc.). These reviews were done in preparation for Aspire’s pre-IND meeting with the FDA, its clinical testing, and its NDA.

Aspire plans to conduct an in vivo single-dose bioavailability study in healthy human volunteers in approximately April 2025 (“Trial 1”). This clinical trial will evaluate pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Instaprin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) will be evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of Instaprin and to design a pivotal Trial 2 to support filing of an NDA. Trial 1 will be exempt from Investigational New Drug (IND) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor.

Following completion of Trial 1, Aspire plans to request a pre-IND meeting with the FDA in the second quarter of 2025 to discuss plans for continued development of Instaprin leading to submission of a section 505(b)(2) NDA. Aspire plans to propose a second clinical trial (“Trial 2”) in approximately 24 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Instaprin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for Trial 2 would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints. Following completion of Trial 2, Aspire intends to submit a section 505(b)(2) NDA for the high-dose sublingnual product to the FDA.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product in a 3mg, 5mg, and 10 mg dose. In the next two months, Aspire intends to develop and validate the manufacturing process based on this formulation. In May 2025, Aspire plans to conduct a limited pharmokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for Melatonin, which is sold as a supplement. Melatonin is a wildly popular sleep aid and Aspire has begun exploring licensing possibilities and has also begun discussions with a manufacturing facility in Puerto Rico. Aspire intends to file for patent protection in the near future.

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. In the first two quarters of 2025, Aspire intends to develop and validate a manufacturing process and conduct a limited pharmokinetic study. Aspire intends to file for patent protection in the near future.

Testosterone: Aspire’s scientists have developed a formulation for sublingually administered testosterone. A patent application for the formulation will be filed in due course. In the third and fourth quarters of 2025, Aspire intends to develop and validate the manufacturing process based on this formulation, and produce a cGMP batch for use in clinical testing and a stability study. Aspire intends to conduct a Phase One clinical test in approximately the first quarter of 2026 for pharmokinetical validation of product properties, using approximately eight volunteers, and to establish criteria for an NDA with the FDA. Aspire anticipates, based on these results, to request a pre-IND meeting with the FDA in the second quarter of 2026, followed by Phase Two clinical testing. Aspire anticipates this testing to use approximately 32 volunteers. Aspire intends to submit an NDA for the testosterone product under 505(b)(2) to the FDA in the second quarter of 2026. Testosterone is not a candidate for fast-track approval, therefore the NDA approval process will likely take as much as three years.

Semaglutide: Aspire’s scientists are in the final phases of developing a working formulation for a sublingual semaglutide product. The timeline to market will be similar to that of testosterone, above, as semaglutide is not likely a candidate for fast-track approval.

Caffeine Products: Aspire’s scientific team has developed a working formula for a single dose sublingual pre-workout supplement as well as a single dose “coffee or soda replacement” with health benefits. Aspire has manufactured trial runs of this supplement and intends to do consumer and safety testing in Q2 2025. Aspire believes this product will be ready for launch in Q2 or Q3 2025.

Other Products: Aspire’s scientists are currently considering formulations for anti-nausea products, anti-psychotic products, ED drugs, seizure medication, and several other classes of drugs, all using our sublingual mode of administration.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business, financial condition and results of operations.

Aspire’s business is highly dependent on the success of its lead product candidate, high-dose sublingual aspirin, which will require significant additional clinical testing before Aspire can seek regulatory approval and potentially launch commercial sales.

We do not have any products that have gained regulatory approval. Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, high-dose sublingual aspirin, which is in the early stages of Preclinical development. We are currently conducting our preclinical tests to compile and file an NDA (investigational new drug application). Our ability to develop, obtain regulatory acceptance for high-dose sublingual aspirin to enter clinical trials will depend on several factors, including the following:

●	successfully demonstrating that the therapy is reasonably safe for human clinical studies;

●	effectively demonstrating that the chemical composition and manufacturing methods and controls are consistent; and

●	providing protocol detail proposed for clinical trials that ensure subjects will not be exposed to unnecessary risk and that the professionals overseeing the administration of the study are qualified.

Our drug product candidates, including high-dose sublingual aspirin, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we are unable to develop or receive marketing approval for our aspirin or other products we develop in a timely manner or at all, we could experience significant delays or an inability to commercialize our aspirin or other products, which would materially and adversely affect our business, financial condition and results of operations.

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. Aspire’s clinical trials may fail to demonstrate adequately the safety and efficacy of one or more of its product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including our high-dose sublingnal aspirin, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products.

We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory approval to commence a trial; reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining institutional review board, or IRB, approval at each site;

●	recruiting suitable patients to participate in a trial;

●	having patients complete a trial or return for post-treatment follow-up;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	adding new clinical trial sites; or

●	manufacturing sufficient quantities of product candidate for use in clinical trials.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. If certain of these relationships exceed specific financial thresholds, they must be reported to the FDA. If these relationships and any related compensation paid results in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay in approval, or rejection, of our marketing applications by the FDA. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

In addition, even if the trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and we may need to conduct additional trials before we submit applications seeking regulatory approval of our product candidates.

To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Aspire’s product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, if approved, or result in significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable side effects arise in the development of our product candidates, we could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label;

●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If Aspire encounters difficulties enrolling patients in its clinical trials, Aspire’s clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to study sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	our ability to obtain and maintain patient consents; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for heart attack and stroke treatments, potential patients and their doctors may be inclined to use conventional therapies, rather than enroll patients in any future clinical trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Aspire relies and will rely on third parties to conduct its clinical trials, which are expensive, time consuming, and difficult to design and implement. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, Aspire may not be able to obtain regulatory approval of or commercialize its product candidates.

We depend and plan to continue to depend upon independent investigators, other third parties and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical and clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We rely and plan to continue relying heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices (cGMPs) regulations and guidelines and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with third parties conducting our clinical trials, we cannot assure you that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Furthermore, human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and engineered on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with heart attacks/ strokes and to treat potential side effects that may result from our product candidates may be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products.

If Aspire fails to develop additional product candidates, its commercial opportunity will be limited.

We expect to initially develop our lead product candidate, high-dose sublingual aspirin, a fast-acting form of powdered aspirin that could rapidly stop heart attacks and strokes. However, one of our strategies is to pursue clinical development of additional product candidates. Developing, obtaining regulatory approval for and commercializing additional product candidates will require substantial funding and are prone to the risks of failure inherent in medical product development. We cannot assure you that we will be able to successfully advance any of these additional product candidates through the development process.

Even if we obtain FDA approval to market additional product candidates for the treatment of heart attacks and strokes, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate.

Aspire is subject to a multitude of manufacturing and supply chain risks, any of which could substantially increase its costs and limit the supply of its product candidates.

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:

●	The manufacturing of drug products is susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If foreign microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our products are made, these manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

●	The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

●	We and our contract manufacturers must comply with the FDA’s cGMP (current good manufacturing practices) regulations and guidelines. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

Any adverse developments affecting manufacturing operations for our product candidates and/or damage that occurs during shipping may result in delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for any of our product candidates, if approved, could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community, which could adversely affect our ability to operate our business and our results of operations.

Aspire currently has no marketing and sales organization and has no experience in marketing products. If Aspire is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its product candidates, Aspire may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. If we decide to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

We cannot assure you that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or elsewhere.

A variety of risks associated with marketing Aspire’s product candidates internationally could materially adversely affect Aspire’s business.

We might plan to seek regulatory approval of our product candidates outside of the United States and, if so, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Aspire faces significant competition from other biotechnology and pharmaceutical companies, and its operating results will suffer if it fails to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds, drugs or delivery systems that are able to achieve similar or better results. Many major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions continue to invest time and resources in developing novel approaches to preventing heart attacks and strokes. Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

Aspire’s employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial partners and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (2) manufacturing standards; (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or (4) laws that require the true, complete and accurate reporting of financial information or data. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

If product liability lawsuits are brought against Aspire, it may incur substantial liabilities and may be required to limit commercialization of Aspire’s product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators; costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources;

●	the inability to commercialize any product candidate; and

●	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators.

We intend to obtain customary product liability insurance, which we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Aspire relies and expects to continue to rely on third parties to manufacture its clinical product supplies, and Aspire intends to rely on third parties to produce and process its product candidates, if approved, and commercialization of any of Aspire’s product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of government regulators or fail to provide Aspire with sufficient quantities of drug product at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plan to continue relying on third parties to manufacture our product candidates on a commercial scale, if approved.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

●	We may be unable to identify manufacturers on acceptable terms or at all.

●	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

●	Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.

●	Our third-party manufacturers could breach or terminate their agreements with us.

Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients. If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm and could result in product liability suits.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

If Aspire’s third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, Aspire may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Being a Public Company After a Business Combination

The price of our Common Stock and warrants may fluctuate significantly following the Business Combination and you could lose all or part of your investment as a result.

The market price of New Aspire Common Stock and New Aspire warrants may be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you could lose all or part of your investment. Many factors may have a material adverse effect on the market price of New Aspire’s securities, including, but not limited to:

●	the commencement, enrollment, delay, or results of our ongoing or future clinical trials, or changes in the development status of our product candidates;

●	our decision to initiate, not to initiate, or to terminate a clinical trial;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	any delay in our regulatory filings for our product candidates and any adverse or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

●	regulatory actions, including failure to receive regulatory approval, with respect to our product candidates or our competitors’ products or product candidates;

●	our failure to commercialize our products;

●	the success of competitive products or technologies;

●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations, capital commitments, significant development milestones, or product approvals;

●	our failure to obtain new commercial partners;

●	our failure to obtain adequate manufacturing capacity or product supply for any approved product or inability to do so at acceptable cost;

●	our failure to achieve expected product sales and profitability;

●	regulatory or legal developments applicable to our product candidates;

●	the level of expenses related to our product candidates or clinical development programs;

●	significant lawsuits, including without limitation patent, creditor, or stockholder litigation or legal action;

●	the impact of the incidence and development of COVID-19 on our business and product candidates;

●	any changes in our Board of Directors or senior management;

●	actual or anticipated fluctuations in our cash position or operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	fluctuations in the valuation or financial results of companies perceived by investors to be comparable to us;

●	inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of New Aspire’s shares by us, New Aspire’s executive officers or directors or New Aspire’s stockholders;

●	fluctuations and market conditions in the U.S. equity markets generally and in the biotechnology sector;

●	general economic, political and social conditions; and

●	other events or factors, many of which are beyond our control, or unrelated to our operating performance or prospects.

In recent years, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Common Stock and warrants, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading markets for our Common Stock and warrants shortly following this offering. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our Common Stock and warrant price, New Aspire may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from Aspire’s business. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock following the Business Combination.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

The Aspire board of directors has the authority, without action or vote of the New Aspire stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 8, 2025, and other reports and filings we have made, and will make with the Securities and Exchange Commission.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Aspire is committed to ensuring the highest standards of cybersecurity to protect our systems, networks, and data from cyber threats. We recognize the critical importance of safeguarding sensitive information and maintaining the trust of our customers, partners, and stakeholders.

Our cybersecurity strategy is built on a foundation of proactive risk management, continuous monitoring, and adherence to industry best practices. We employ a multi-layered approach which leverages technologies to defend against evolving cyber threats.

We have made significant investments in modernizing, streamlining, and simplifying our technology footprint to both enhance customer experience and strengthen our internal security controls.

From time-to-time, we may engage third-party consultants, legal advisors, and audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate. We prioritize the integrity of our data access controls to prevent unauthorized access, data breaches, and malicious activities. We regularly assess and enhance our cybersecurity posture through comprehensive risk assessments, security audits, and vulnerability assessments.

Governance

Cybersecurity is a shared responsibility requiring collaboration and cooperation across all levels of our organization.

Aspire recognizes that cybersecurity is not solely a technology issue but also a people and process issue. We invest in ongoing employee training and awareness programs to empower our staff to recognize and respond to potential security threats effectively.

In the event of a cybersecurity incident, we have established incident response plans and protocols to minimize the impact and facilitate swift recovery. The Company’s Audit Committee oversees cybersecurity risk. The Audit Committee is promptly notified by Information Technology leadership of any potentially serious incidents including details and recommendations on the detection, mitigation, and remediation of the same. During the calendar year 2024, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

We believe in transparency and open communication, promptly informing affected parties and relevant authorities as required by law. Together, we remain vigilant, adaptive, and resilient in the face of evolving cyber threats, safeguarding the trust and confidence of those we serve.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ASBP.” And our warrants are each traded on Nasdaq under “ASBPW.”

Holders

As of April 7, 2025, there were approximately 48,900,970 stockholders of record of our Common Stock, and approximately 482 holders of our warrants. Since certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2024 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We were a blank check company incorporated on February 9, 2021 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar transaction (“Business Combination”) with one or more businesses or entities. We effectuated our initial Business Combination using cash from the proceeds of our initial public offering (the “IPO”) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

On February 17, 2025, we completed our Business Combination with Aspire Biopharma Holdings, Inc. (“Aspire”).

Results of Operations

As of December 31, 2024, the Company had not commenced any operations. From February 9, 2021 (inception) until the Company’s initial public offering on February 23, 2022, the Company’s entire activity was in preparation for an initial public offering, and following the Company’s IPO through December 31, 2024, the Company’s entire activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence efforts. Our operating expenses consist of general and administrative expenses necessary to operate and maintain the Company as we pursue one or more Business Combinations.

For the year ended December 31, 2024, we had a net loss of $12,537,472, which consisted of other expenses of $9,105,853, operating expenses of $3,088,671 and interest expense on debt discount of $891,624, offset by Interest earned on investments held in Trust Account of $548,676.

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

For the year ended December 31, 2024, net cash used in operating activities was $11,160,534, net cash provided by investing activities was $13,781,323 and net cash used in financing activities was $2,620,789.

For the year ended December 31, 2023, net cash used in operating activities was $653,107, net cash provided by investing activities was $284,916,127 and net cash used in financing activities was $284,760,279.

As of December 31, 2024, the Company had $0 in its operating bank account, $6,668,522 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith and working capital deficit of $15,570,205. As of December 31, 2024, $548,676 of the amount in the Trust Account is represented as interest earned on investments held in the Trust Account.

Until the consummation of a Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination with Aspire. The Company completed its Business Combination on February 17, 2025 with Aspire, and has raised sufficient capital for its operations.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, $449,214 and $0 in Working Capital Loans were outstanding, respectively.

On December 21, 2023, the Company entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to the Company. As of December 31, 2024 and 2023, there was $250,000 and $155,848 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of December 31, 2024 and 2023 amounted to $0 and $143,464, respectively. During the year ended December 31, 2024 and 2023, the Company recorded $0 and $8,966, respectively, of interest expense related to the amortization of the debt discount.

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

On December 3, 2024, the Company entered into a second Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee 2”), pursuant to which Apogee 2 loaned an aggregate of $50,000 to the New Sponsor and the New Sponsor loaned $50,000 to the Company.

As of December 31, 2024, there was $465,722 in aggregate borrowings under the Loan and Transfer Agreements with Apogee and Sheth. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of December 31, 2024 amounted to $33,492. During the year ended December 31, 2024, the Company recorded $425,436 of interest expense related to the amortization of the debt discount.

Administrative Services Fee

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the year ended December 31, 2024 and 2023, the Company has incurred $120,000 and $120,000, respectively, of expenses under this arrangement.

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

Due to affiliate

As of December 31, 2024 and 2023, $358,939 and $238,939, respectively, has been accrued and shown as ‘Due to affiliate’ in the accompanying balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-38 following Item 16, which comprise a portion of this Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2024 due to the existence of material weaknesses. Our internal controls did not detect an error in the review of the debt discount, amortization and debt in financial reporting

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The Aspire board of directors is classified into Class I, Class II, and Class III directors. The term of office of the Class I directors will expire at the first annual meeting of stockholders following the Closing, and the Class I directors will be elected for a full term of three years. At the second annual meeting of stockholders following the Closing, the term of office of the Class II directors will expire and Class II directors will be elected for a full term of three years. At the third annual meeting of stockholders following the Closing, the term of office of the Class III directors will expire and Class III directors will be elected for a full term of three years. At succeeding annual meetings of stockholders, directors will be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting. Subject to any limitations imposed by applicable law, any vacancy occurring in the Aspire board for any reason, and any newly created directorship resulting from any increase in the authorized number of directors will, unless (a) the Aspire board determines by resolution that any such vacancies or newly created directorships will be filled by the stockholders, or (b) as otherwise provided by law, be filled only by the affirmative vote of a majority of the directors then in office, even if less than a quorum, or by a sole remaining director, and not by the stockholders.

As of the date of this Report, our directors and officers are as follows:

Name	Age	Class	Position
Kraig T. Higginson	69	III	Chief Executive Officer and Chairman
Ernest J. Scheidemann	64	N/A	Chief Financial Officer
Michael C. Howe	72	I	Director
Donald G. Fell	79	II	Director
Gary E. Stein	75	III	Director
Barbara J. Sher	57	I	Director
Edward J. Kimball	61	II	Director
Surendra Ajarapu	54	III	Director

The experience of our directors and executive officers is as follows:

Kraig T. Higginson.

Mr. Higginson was appointed Chief Executive Officer (CEO) and Chairman of the Board of Directors of Aspire Biopharma Inc. in September 2021. Mr. Higginson served as the Chairman and CEO of Sundance Strategies, Inc., a publicly traded company, from 2014 to 2021. Mr. Higginson served as Chief Executive Officer of VIA Motors, Inc. (“Via Motors”), a hybrid electric vehicle company (PHEV), from November 2010 to January 2014, where he was responsible for overseeing the management and business of Via Motors and its employees. From October 2003 until November 2010, he served as Chairman of the Board of Directors of Raser Technologies, Inc. (“Raser Technologies”), which was an NYSE listed company at that time. Mr. Higginson also founded American Telemedia Network, Inc. (“American Telemedia”), a publicly traded NASDAQ company that developed a nationwide satellite network broadcasting data, video programming and advertising to shopping centers and malls, and he served as President and Chief Executive Officer of American Telemedia from 1984 through 1988. Mr. Higginson’s years of experience in the management of public companies is a great asset to the Company. We believe that Mr. Higginson is qualified to serve as a member of the Board and as an executive because of his extensive business background.

Ernest J. Scheidemann.

Mr. Scheidemann was appointed Chief Financial Officer (CFO) of Aspire Biopharma Inc. in July 2022. Starting in November of 2018, Mr. Scheidemann has advised or was retained as an outsourced Chief Financial Officer (CFO), and/or financial advisor for many companies, including public and private companies, special situations, and start-ups, through his firm FinTrust Consulting, LLC. Mr. Scheidemann was the CFO of Benchmark Builders, Inc. from April 2017 through November 2018. From 2008 to 2015, Mr. Scheidemann was CFO of ASG Technologies, Inc., a private global software company later acquired by Rocket Software. Prior to that, Mr. Scheidemann was the Treasurer and CFO of WCI Communities, a $2.0 billion publicly traded homebuilder from 2004 to 2008 and held various progressive finance and accounting leadership roles with AT&T Corp from 1984 through 1999. Mr. Scheidemann is a Certified Public Accountant (CPA). We believe that Mr. Scheidemann is qualified to serve as an executive officer of the Company because of his extensive business and accounting background.

Directors

Michael C. Howe.

Mr. Howe is a dynamic entrepreneur and leader with a proven track record of consumer business successes. From November 2018 to August 2019, he co-developed The Good Clinic concept (TGC), an innovative primary care clinic brand. Michael sold the concept to Mitesco in Mar 2020 and served as CEO until Sept 2022. He bought the concept back from Mitesco in Dec 2023. He is now actively involved with First Choice Healthcare Solutions to fund and expand the redesigned TGC. From January to present, Michael is serving as the independent director for P1, and Indianapolis based, PE funded dental services organization. During this same time period, Michael has served as executive coach for the entire Executive Leadership team of P1, a group of 8 executives ranging form VP to CEO and Founder. The focus of these efforts are providing strategic, operational, and personal executive guidance to the eight individuals. Michael’s entrepreneurial spirit, business acumen, and passion for developing others make him a standout figure in both the corporate and community sectors. We believe that Mr. Howe is qualified to serve as a member of the Board because of his extensive business background.

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

Gary E. Stein.

Mr. Stein brings to the Board more than 45 years of legal, financial, business development, capital markets, and senior management experience. Mr. Stein currently serves as the CFO of Engineering Mechanics Corporation of Columbus, a specialty engineering consulting firm in the nuclear and oil & gas pipeline industry. From 2013-2023 he was the General Counsel and CFO for Kiefner and Associates, Inc., Applus+ Engineering Group North America, a wholly owned subsidiary of Applus+, a Madrid-listed public company. He formerly served as cabinet member to former Ohio Governor James A. Rhodes, responsible for the State of Ohio’s $120 billion unemployment trust fund, and an operation of 5,000 employees with 122 offices around the State of Ohio. Mr. Stein has also served as General Counsel for MRC Group, a market research firm. He also previously served as President of DB Capital Corporation, an investment firm. Prior to DB Capital, he was General Counsel and CFO of Pinnacle Technologies Resources, a technology consulting firm to Fortune 100 companies. Earlier, he served as VP, General Counsel at Team Logos Corporation, a – regional retail chain of sports stores, and earlier served as Managing Director at Financial Asset Management. He holds a Juris Doctorate and Bachelor of Arts in Political Science and Marketing from Capital University. We believe that Mr. Stein is qualified to serve as a member of the Board because of his extensive business background.

Barbara J. Sher.

Barbara Sher is the Chief Executive Officer and a Director of Greenlane Holdings Inc. (NASDAQ:GNLN), a global platform for the design, manufacturing, distribution, marketing and sales of consumer product goods and packaging and previously served as the the company’s Chief Operations Officer. Prior to this Ms. Sher served as the Senior Vice president of Sales at Newfold Digital, a $3B private equity backed digital presence company, and as Senior Vice President of Business Development at Web.com, a NASDAQ publicly traded company that was taken private. Ms. Sher brings a well rounded breadth of experience in operations, sales, marketing and capital markets and has raised in her capacity as CEO in excess of $36M over the last ten months at Greenlane Holdings Inc.

Edward J. Kimball.

Edward J. Kimball, MD is a Director of Aspire. Since 2019, Dr. Kimball has been a Professor of Surgery at the University of Utah Health Sciences Center and has served as Medical Director of Surgical Critical Care at the Salt Lake VA Medical Center since 2008. He is the Chief Medical Officer for Outreach Network Development and Telehealth and Medical Director of TeleICU services for U Health and has held the position since 2014. Dr. Kimball’s research in critical care medicine has been focused on shock resuscitation, inflammation and its effects on abdominal organ function. He and his colleagues designed the device used as an international standard for assessing intra-abdominal pressures in critically ill patients. He is the current president of the World Abdominal Compartment Society. Dr. Kimball served as a medical officer in the US Army and continues to provide training for US Special Forces. He is married to Rebekah Ellsworth Kimball, has four children and resides in Salt Lake City. We believe that Mr. Kimball is qualified to serve as a member of the Board because of his extensive medical background.

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

Family Relationships

There are no family relationships between any of our current officers or directors with the exception of our CFO Ernest Scheidemann and his sister, Barbara Sher, a director.

Composition of Aspire’s Board of Directors

The Aspire Board consist of seven (7) members. Kraig Higginson will serve as Chairman. The primary responsibilities of the board will be to provide oversight, strategic guidance, counseling, and direction to management.

The board will be divided into the following three classes:

●	Class I, which we anticipate will consist of Michael Howe and Barbara Sher, whose term will expire at the annual meeting of stockholders to be held in 2025;

●	Class II, which we anticipate will consist of Edward Kimball and Donald G. Fell, whose terms will expire at the annual meeting of stockholders to be held in 2026; and

●	Class III, which we anticipate will consist of Kraig Higginson, Gary Stein, and Surendra Ajjarapu, whose terms will expire at the annual meeting of stockholders to be held in 2027.

At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. In accordance with Proposed Charter, each director will hold office until the annual meeting for the year in which his or her term expires and until his or her successor has been elected and qualified, subject, however, to such director’s earlier death, resignation, retirement, disqualification or removal.

In the future, the Aspire nominating and corporate governance committee and Aspire Board may consider a broad range of factors relating to the qualifications and background of nominees. The Aspire nominating and corporate governance committee’s and Aspire Board’s priority in selecting board members is to identify persons who will further the interests of stockholders through his or her established record of professional accomplishments, the ability to contribute positively to the collaborative culture among board members, knowledge of Aspire’s business, understanding of the competitive landscape, and professional and personal experiences and expertise relevant to Aspire’s growth strategy.

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

Our board of directors has determined that Gary E. Stein, Donald G. Fell, and Michael Howe are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Gary E. Stein, Michael Howe, and Donald G. Fell are members of our audit committee, and Gary Stein serves as the chairman of the audit committee. Our board of directors has determined that each member of the audit committee is independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Gary E. Stein qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website and details the principal functions of the audit committee, including:

The functions of this committee will include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing our financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the effectiveness of our internal audit function;

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by New Aspire;

●	obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

●	monitoring the rotation of our independent auditor’s lead audit and concurring partners and the rotation of other audit partners as required by law;

●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in the section entitled “Aspire’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention and treatment of complaints received by New Aspire regarding accounting, internal accounting controls, auditing or other matters;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

●	reviewing and evaluating the audit committee charter annually and recommending any proposed changes to the board;

●	review in advance all conflicts of interest and related party transactions to assess an impact on New Aspire’s internal controls or financial reporting and disclosures; and

●	pre-approve all related party transactions entered into by New Aspire.

The composition and function of the audit committee is expected to comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

Director Nominations

Nominating and Corporate Governance Committee

New Aspire’s nominating and corporate governance committee is expected to consist of Gary Stein, Michael Howe, and Donald G. Fell. Mr. Donald G. Fell is expected to serve as the chair of the nominating and corporate governance committee. The board has determined that each of the members of the nominating and corporate governance committee satisfies the independence requirements of Nasdaq. The functions of this committee will include, among other things:

●	identifying, reviewing and making recommendations of candidates to serve on the board;

●	evaluating the performance of the board, committees of the board and individual directors and determining whether continued service on the board is appropriate;

●	evaluating nominations by stockholders of candidates for election to the board;

●	evaluating the current size, composition and organization of the board and its committees and making recommendations to the board for approvals;

●	developing a set of corporate governance policies and principles and recommending to the board any changes to such policies and principles;

●	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the board current and emerging corporate governance trends; and

●	reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the board.

The composition and function of the nominating and corporate governance committee is expected to comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our certificate of incorporation. However, prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Michael Howe, Gary E. Stein, and Donald G. Fell. Michael Howe is expected to serve as chairman of the compensation committee.

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

We have adopted a compensation committee charter, which is available on our website and details the principal functions of the compensation committee, including:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

●	reviewing and approving the compensation and other terms of employment of New Aspire’s executive officers;

●	reviewing and approving performance goals and objectives relevant to the compensation of New Aspire’s executive officers and assessing their performance against these goals and objectives;

●	making recommendations to the board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the board;

●	reviewing and making recommendations to the board regarding the type and amount of compensation to be paid or awarded to non-employee board members;

●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

●	administering equity incentive plans, to the extent such authority is delegated by the board;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensation, perquisites and special or supplemental benefits for executive officers;

●	reviewing with management New Aspire’s disclosures under the caption “Compensation Discussion and Analysis” in periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

●	preparing an annual report on executive compensation that the SEC requires in the Post-Combination Company’s annual proxy statement; and

●	reviewing and evaluating the compensation committee charter annually and recommending any proposed changes to the board.

The composition and function of the compensation committee is expected to comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

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

Insider Trading Arrangements and Policies

Subsequent to the consummation of the Business Combination, we adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act during fiscal year 2024.

Item 11. Executive Compensation.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies and smaller reporting companies under SEC rules. Our named executive officers (“NEOs”) for the year ended December 31, 2024 were Kraig Higginson, our current Chief Executive officer, Ernest Scheidemann, our Chief Financial Officer.

The compensation of our NEOs generally consists of a combination of base salary, bonuses and equity-based compensation. Bonus awards for 2024 and 2023 were determined at the sole discretion of the Compensation Committee based on an assessment of the performance of the NEOs.

The following tables contain certain compensation information for our NEOs in the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Nonequity Incentive Plan Compensation ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kraig T. Higginson	2024	-	-	-	-	-
Chief Executive Officer(1)	2023	-	-	-	-
Ernest J. Scheidemann, Jr.	2024	-	-	-	-	-
Chief Financial Officer(2)	2023	-	-	-	-	-	-

(1)	Kraig T. Higginson received $0 and $0 under an independent consulting arrangement in 2024 and 2023, respectively.
(2)	Ernest J. Scheidemann, Jr. received $150,000 and $0 under an independent consulting arrangement in 2024 and 2023, respectively.

Employment Agreements

Name and Principal Position	Annual Base Salary
Kraig T. Higginson
Chief Executive Officer	$180,000
Ernest J. Scheidemann, Jr.
Chief Financial Officer	$240,000

Upon the completion of the Business Combination, the Company entered into employment agreements with Kraig T. Higginson, in his capacity as Chief Executive Officer, and Ernest J. Scheidemann, Jr., in his capacity as Chief Financial Officer (the “Executive Employment Agreements”).

The Executive Employment Agreements provide for an indefinite term of employment, during which time Mr. Higginson will be entitled to an annual base salary in the amount of $180,000.00 and Mr. Scheidemann will be entitled to an annual base salary of $240,000.00, subject to annual review. Mr. Higginson and Mr. Scheidemann will also be eligible for an annual performance-based bonuses based upon achieved company performance metrics for revenue, profitability, and the development of new business relationships, for the given fiscal year which goals shall be determined by the board of directors.

The Executive Employment Agreements also provide that Mr. Higginson and Mr. Scheidemann would be eligible to participate in all employee benefit plans, programs, and arrangements made available to the Company’s senior employees in accordance with the terms of such plans. Mr. Higginson and Mr. Scheidemann would be eligible for time off as needed, reimbursement of all documented reasonable business expenses incurred, and such other fringe benefits and perquisites as are provided by the Company, in its sole discretion, to its employees from time to time.

The Executive Employment Agreements contain a non-disparagement provision, customary confidentiality, and invention assignment covenants, as well as non-interference and employee and customer non-solicitation covenants. If either Mr. Higginson or Mr. Scheidemann are terminated by the Company without “cause” or due to their resignation for “good reason” (each as defined the Executive Employment Agreements), subject to their execution and non-revocation of a general release of claims in favor of the Company and its affiliates and his continued compliance with the restrictive covenants in the employment agreement, he would be entitled to severance consisting of: (I) the aggregate amount of his earned but unpaid base salary then in effect, (II) incurred but unreimbursed documented reasonable reimbursable business expenses through the date of such termination, and (III) any other amounts due under applicable law, in each case earned and owing through the date of termination.

The foregoing description of the Executive Employment Agreements is qualified in its entirety by the full text of the Executive Employment Agreements, copies of which are attached hereto as Exhibits 10.11 and 10.12, and which are incorporated herein by reference.

Director Compensation

None of Aspire’s Non-Employee Directors has received any cash compensation for services rendered to us.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael C. Howe	$	$-	$-	$
Gary E. Stein	$	$-	$-	$
Barbara J. Sher	$	$-	$-	$
Edward J. Kimball	$	$-	$-	$
Surendra Ajjarapu	$	$-	$-	$
Donald G. Fell	$	$-	$-	$

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of New Aspire Common Stock beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 46,007,513 shares of New Aspire Common Stock issued and outstanding as of the Closing Date and other than as noted below.

Name and Address of Beneficial Owner	Number of Shares	% of Common Stock Outstanding
Directors and Executive Officers: (1)
Kraig T. Higginson	6,170,624	13.4%
Ernest J. Scheidemann, Jr. (2)	560,963	1.2%
Edward J. Kimball	124,658	*
Barbara J. Sher	124,658	*
Gary E. Stein	—	—
Michael C. Howe	4,986	*
Surendra Ajjarapu (3)	11,151,833	21.1%
Donald G. Fell	—	—
All Directors and Executive Officers as a group (9 individuals)	18,137,722	34.3%
Five Percent Holders:
PowerUp Sponsor LLC (4)	5,799,000	11.9%
SRIRAMA Associates, LLC (5)	11,151,833	21.1%
Lance Friedman (6)	4,439,375	9.1%

*Less than 1%

(1)	The address of each of these individuals is c/o Aspire Biopharma Holdings, Inc., 194 Candelaro Drive, #233, Humacao, Puerto Rico 00791.

(2)	Represents shares of common stock held by Turkey Bay Holdings LLC, which Mr. Scheidemann claims beneficial ownership of.

(3)	Represents shares of common stock held by SRIRAMA Associates, LLC, our Sponsor. Suren Ajjarapu is the managing member of our Sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our Sponsor. Suren Ajjarapu disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Includes 4,317,500 shares of common stock and 6,834,333 shares of common stock underlying private placement warrants that will become exercisable within 60 days of the consummation of the Business Combination.

(4)	The address for PowerUp Sponsor LLC is 188 Grand Street, Unit #195, New York, NY Represents 2,870,000 shares of common stock and 2,929,000 shares of common stock underlying private placement warrants that will become exercisable within 60 days of the consummation of the Business Combination. Our Original Sponsor is the record holder of such shares. Messrs. Bruce Hack and Gabriel Schillinger are the managing members of our Original Sponsor. As such, each of Messrs. Hack and Schillinger has voting and investment discretion with respect to the ordinary shares held of record by our Original Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by our Original Sponsor. Each of Messrs. Hack and Schillinger disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(5)	The address for SRIRAMA Associates LLC, is 74 Sutton Rd., Lebanon, NJ 08833. Their holdings include 4,317,500 shares of common stock and 6,834,333 shares of common stock underlying private placement warrants that will become exercisable within 60 days of the consummation of the Business Combination.

(6)	The address for Lance Friedman is 25 N Market Street, Suite 205, Jacksonville, Florida 32202. His holdings include 1,680,886 shares of common stock held by Blackstone Capital Advisors, Inc., 2,095,989 share of common stock held by Cobra Alternative Strategies LLC, and 662,500 shares of common stock held by Thor Special Situations LLC.

Equity Compensation Plan

The 2024 Plan is administered by the compensation committee of the Company (the “Committee”).

Except where the authority to act on such matters is specifically reserved to the Aspire Board under the 2024 Plan or applicable law, the Committee will have full power and authority to interpret and construe all provisions of the 2024 Plan, any award, and any award agreement, and take all actions and to make all determinations required or provided for under the 2024 Plan, any award, and any award agreement, including the authority to:

●	designate grantees of awards;

●	determine the type or types of awards to be made to a grantee;

●	determine the number of shares of New Aspire Common Stock subject to an award or to which an award relates;

●	establish the terms and conditions of each award;

●	prescribe the form of each award agreement;

●	subject to limitations in the 2024 Plan (including the prohibition on repricing of options or share appreciation rights without stockholder approval), amend, modify, or supplement the terms of any outstanding award; and

●	make substitute awards.

The Aspire Board will also be authorized to appoint one or more committees of the Aspire Board consisting of one or more directors of Aspire who need not meet the independence requirements above for certain limited purposes permitted by the 2024 Plan, and to the extent permitted by applicable law, the Committee will be authorized to delegate authority to the Chief Executive Officer of Aspire and/or any other officers of Aspire for certain limited purposes permitted by the 2024 Plan. The Aspire Board will retain the authority under the 2024 Plan to exercise any or all of the powers and authorities related to the administration and implementation of the 2024 Plan.

The Aspire Board may amend, suspend, or terminate the 2024 Plan at any time; provided that with respect to awards that are granted under the 2024 Plan, no amendment, suspension or termination may materially impair the rights of the award holder without such holder’s consent. No such action may amend the 2024 Plan without the approval of stockholders if the amendment is required to be submitted for stockholder approval by the Aspire Board, the terms of the 2024 Plan, or applicable law.

Awards

Awards under the 2024 Plan may be made in the form of:

●	stock options, which may be either incentive stock options or nonqualified stock options;

●	stock appreciation rights or “SARs”;

●	restricted stock;

●	restricted stock units;

●	deferred stock units;

●	unrestricted stock;

●	dividend equivalent rights;

●	performance awards, including performance shares;

●	other equity-based awards; or

●	cash.

An incentive stock option is an option that meets the requirements of Section 422 of the Code, and a non-qualified stock option is an option that does not meet those requirements. A SAR is a right to receive upon exercise, in the form of stock, cash or a combination of stock and cash, the excess of the fair market value of one share of Aspire Common Stock on the exercise date over the exercise price of the SAR. Restricted stock is an award of Aspire Common Stock subject to restrictions over restricted periods that subject the shares of Aspire Common Stock to a substantial risk of forfeiture, as defined in Section 83 of the Code. A restricted stock unit or deferred stock unit is an award that represents a conditional right to receive shares of Aspire Common Stock in the future and that may be made subject to the same types of restrictions and risk of forfeiture as restricted stock. Unrestricted shares are shares of Aspire Common Stock free of restrictions other than those imposed under federal or state securities law. Dividend equivalent rights are awards entitling the grantee to receive cash, shares of Aspire Common Stock, other awards under the 2024 Plan or other property equal in value to dividends or other periodic payments paid or made with respect to a specified number of shares of Aspire Common Stock. Performance awards are awards made subject to the achievement of one or more performance goals over a performance period established by the Committee. Other equity-based awards are awards representing a right or other interest that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to stock, other than an option, SAR, restricted stock, restricted stock unit, unrestricted stock, dividend equivalent right, or a performance award.

The 2024 Plan provides that each award will be evidenced by an award agreement, which may specify terms and conditions of the award that differ from the terms and conditions that would otherwise apply under the 2024 Plan in the absence of the different terms and conditions in the award agreement. In the event of any inconsistency between the 2024 Plan and an award agreement, the provisions of the 2024 Plan will control.

Awards under the 2024 Plan may be granted alone or in addition to, in tandem with, or in substitution or exchange for any other award under the 2024 Plan, other awards under another compensatory plan of Aspire or any of its affiliates (or any business entity that has been a party to a transaction with Aspire or any of Aspire’s affiliates), or other rights to payment from Aspire or any of its affiliates. Awards granted in addition to or in tandem with other awards may be granted either at the same time or at different times.

The Committee may permit or require the deferral of any payment pursuant to any award into a deferred compensation arrangement, which may include provisions for the payment or crediting of interest or dividend equivalent rights, in accordance with rules and procedures established by the Committee. Awards under the 2024 Plan generally will be granted for no consideration other than past services by the grantee of the award or, if provided for in the award agreement or in a separate agreement, the grantee’s promise to perform future services to Aspire or one of its subsidiaries or other affiliates.

Forfeiture; Clawback

Aspire may reserve the right in an award agreement to cause a forfeiture of the gain realized by a grantee with respect to an award on account of actions taken by, or failed to be taken by, such grantee in violation or breach of, or in conflict with, any employment agreement, non-competition agreement, agreement prohibiting solicitation of employees or clients of Aspire or any affiliate, confidentiality obligations with respect to Aspire or any affiliate, or otherwise in competition with Aspire or any affiliate, to the extent specified in such award agreement. If the grantee is an employee and is terminated for “Cause” (as defined in the 2024 Plan), the Committee may annul the grantee’s award as of the date of the grantee’s termination.

In addition, any award granted pursuant to the 2024 Plan will be subject to mandatory repayment by the grantee to Aspire to the extent (i) set forth in the 2024 Plan or in an award agreement, or (ii) the grantee is or becomes subject to any clawback policy or compensation recovery policy or such other similar policy of New Aspire or an affiliate, or any applicable laws which impose mandatory recoupment.

Shares Subject to the 2024 Plan

Subject to adjustment as described below, the maximum number of shares of Aspire Common Stock reserved for issuance under the 2024 Plan will be equal to the sum of (a) ten percent (10%) of the shares of Aspire Common Stock issued and outstanding upon the consummation of the Business Combination, plus (b) an annual increase as of the first business day of each calendar year, for a period of not more than ten (10) years and starting with the 2025 calendar year, in an amount equal to the lesser of (i) a number of shares of Aspire Common Stock equal to 10% of the total number of shares of Aspire Common Stock outstanding as of the last day of the immediately preceding calendar year, or (ii) such lesser number of shares of Aspire Common Stock as determined by the Committee. The maximum number of shares of Aspire Common Stock available for issuance pursuant to incentive stock options granted under the 2024 Plan will be the same as the total number of shares of Aspire Common Stock reserved for issuance under the 2024 Plan. Shares of Aspire Common Stock issued under the 2024 Plan may be authorized and unissued shares of Aspire Common Stock, or treasury shares of Aspire Common Stock, or a combination of the foregoing.

Any shares of Aspire Common Stock covered by an award, or portion of an award, granted under the 2024 Plan that are not purchased or forfeited or canceled, or expire or otherwise terminate without the issuance of shares of Aspire Common Stock or are settled in cash in lieu of shares of Aspire Common Stock, will again be available for issuance under the 2024 Plan.

Shares of Aspire Common Stock subject to an award granted under the 2024 Plan will be counted against the maximum number of shares of Aspire Common Stock reserved for issuance under the 2024 Plan as one share for every one share subject to such an award. In addition, at least the target number of shares of Aspire Common Stock issuable under a performance award will be counted against the maximum number of shares of Aspire Common Stock reserved for issuance under the 2024 Plan as of the grant date, but such number will be adjusted to equal the actual number of shares of Aspire Common Stock issued upon settlement of the performance award to the extent different from such number initially counted against the share reserve.

The number of shares of Aspire Common Stock available for issuance under the 2024 Plan will not be increased by the number of shares of Aspire Common Stock: (i) tendered or withheld or subject to an award surrendered in connection with the purchase of shares of Aspire Common Stock upon exercise of an option; (ii) that were not issued upon the net settlement or net exercise of a stock-settled SAR; (iii) deducted or delivered from payment of an award in connection with Aspire’s tax withholding obligations; or (iv) purchased by New Aspire with proceeds from option exercises.

Options

The 2024 Plan authorizes the Committee to grant incentive stock options (under Section 422 of the Code) and options that do not qualify as incentive stock options. An option granted under the 2024 Plan will be exercisable only to the extent that it is vested. Each option will become vested and exercisable at such times and under such conditions as the Committee may approve consistent with the terms of the 2024 Plan. No option may be exercisable more than ten years after the option grant date, or five years after the option grant date in the case of an incentive stock option granted to a “ten percent stockholder” (as defined in the 2024 Plan); provided that, to the extent deemed necessary or appropriate by the Committee to reflect differences in local law, tax policy, or custom with respect to any option granted to a grantee who is a foreign national or is a natural person who is employed outside of the United States, such option may terminate, and all rights to purchase shares of Aspire Common Stock thereunder may cease, upon the expiration of a period longer than ten (10) years from the date of grant of such option as the Committee shall determine. The Committee may include in the option agreement provisions specifying the period during which an option may be exercised following termination of the grantee’s service. The exercise price of each option will be determined by the Committee, provided that the per share exercise price will be equal to or greater than 100% of the fair market value of a share of Aspire Common Stock on the grant date (other than as permitted for substitute awards). If Aspire were to grant incentive stock options to any ten percent stockholder, the per share exercise price will not be less than 110% of the fair market value of a share of Aspire Common Stock on the grant date.

Incentive stock options and nonqualified stock options are generally non-transferable, except for transfers by will or the laws of descent and distribution. The Committee may, in its discretion, determine that a nonqualified stock option may be transferred to family members by gift or other transfers deemed not to be for value.

Share Appreciation Rights

The 2024 Plan authorizes the Committee to grant SARs that provide the recipient with the right to receive, upon exercise of the SAR, cash, Aspire Common Stock, or a combination of the two. The amount that the recipient will receive upon exercise of the SAR generally will equal the excess of the fair market value of shares of Aspire Common Stock on the date of exercise over the fair market value of shares of Aspire Common Stock on the grant date. SARs will become exercisable in accordance with terms determined by the Committee. SARs may be granted in tandem with an option grant or independently from an option grant. The term of a SAR cannot exceed ten (10) years from the date of grant. The per share exercise price of a SAR will be no less than the fair market value of one share of Aspire Common Stock on the grant date of such SAR.

SARs will be nontransferable, except for transfers by will or the laws of descent and distribution. The Committee may determine that all or part of a SAR may be transferred to certain family members of the grantee by gift or other transfers deemed not to be for value.

Fair Market Value

For so long as the Aspire Common Stock remains listed on Nasdaq, the fair market value of the Aspire Common Stock on an award’s grant date, or on any other date for which fair market value is required to be established under the 2024 Plan, will be the closing price of Aspire’s Common Stock as reported on Nasdaq on such date. If there is no such reported closing price on such date, the fair market value of the Aspire Common Stock will be the closing price of the Aspire Common Stock as reported on such market on the next preceding date on which any sale of Aspire Common Stock will have been reported.

If the Aspire Common Stock ceases to be listed on Nasdaq and is listed on another established national or regional stock exchange, or traded on another established securities market, fair market value will similarly be determined by reference to the closing price of the Aspire Common Stock on the applicable date as reported on such other stock exchange or established securities market.

If the Aspire Common Stock ceases to be listed on Nasdaq or another established national or regional stock exchange, or traded on another established securities market, the Committee will determine the fair market value of the Aspire Common Stock by the reasonable application of a reasonable valuation method in a manner consistent with Section 409A of the Code.

As of January 7, 2025, the latest practicable date, the closing price per Class A ordinary share of PowerUp, each of which will be converted to one share of Aspire Common Stock, as reported on Nasdaq was $11.43.

No Repricing

Except in connection with a corporate transaction involving Aspire (including, without limitation, any stock dividend, distribution (whether in the form of cash, shares of common stock, other securities or other property), stock split, extraordinary dividend, recapitalization, change in control, reorganization, Business Combination, consolidation, split-up, spin-off, combination, repurchase or exchange of shares of common stock or other securities or similar transaction), Aspire may not, without obtaining stockholder approval, (a) amend the terms of outstanding options or SARs to reduce the exercise price of such outstanding options or SARs, (b) cancel outstanding options or SARs in exchange for, or in substitution of, options or SARs with an exercise price that is less than the exercise price of the original options or SARs, or (c) cancel outstanding options or SARs with an exercise price above the current price of Aspire Common Stock in exchange for cash or other securities, in each case, unless such action is (i) subject to and approved by Aspire’s stockholders, or (ii) would not be deemed to be a repricing under the rules of any stock exchange or securities market on which the Aspire Common Stock is listed or publicly traded.

Restricted Stock, Restricted Stock Units, and Deferred Stock Units

The 2024 Plan authorizes the Committee to grant restricted stock, restricted stock units, and deferred stock units. Subject to the provisions of the 2024 Plan, the Committee will determine the terms and conditions of each award of restricted stock, restricted stock units, and deferred stock units, including the restricted period for all or a portion of the award, the restrictions applicable to the award, and the purchase price, if any, for the shares of Aspire Common Stock subject to the award. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise, as the Committee may determine. A grantee of restricted stock will have all of the rights of a stockholder as to those shares of Aspire Common Stock, including, without limitation, the right to vote the shares of Aspire Common Stock and receive dividends or distributions on the shares of Aspire Common Stock, except to the extent limited by the Committee. The Committee may provide in an award agreement evidencing a grant of restricted stock that (a) cash dividend payments or distributions paid on restricted stock will be reinvested in shares of Aspire Common Stock, which may or may not be subject to the same vesting conditions and restrictions as applicable to such shares of restricted stock, or (b) any dividend payments or distributions declared or paid on shares of restricted stock will only be made or paid upon satisfaction of the vesting conditions and restrictions applicable to such shares of restricted stock. Dividend payments or distributions declared or paid on shares of restricted stock which vest or are earned based on upon the achievement of performance goals will not vest unless such performance goals for such shares of restricted stock are achieved, and if such performance goals are not achieved, the grantee of such shares of restricted stock will promptly forfeit and, to the extent already paid or distributed, repay to Aspire such dividend payments or distributions. Grantees of restricted stock units and deferred stock units will have no voting or dividend rights or other rights associated with share ownership, although the Committee may award dividend equivalent rights on such units.

During the restricted period, if any, when restricted stock, restricted stock units, and deferred stock units are non-transferable or forfeitable, a grantee is prohibited from selling, transferring, assigning, pledging, exchanging, hypothecating, or otherwise encumbering or disposing of the grantees’ restricted stock, restricted stock units, and deferred stock units.

Unrestricted Stock

The 2024 Plan authorizes the Committee to grant unrestricted stock, free of any restrictions such as vesting requirements, in such amounts and upon such terms as the Committee may determine. Unrestricted stock awards may be granted or sold in respect of past services.

Dividend Equivalent Rights

The 2024 Plan authorizes the Committee to grant dividend equivalent rights. Dividend equivalent rights may be granted independently or in connection with the grant of any equity-based award, except that no dividend equivalent right may be granted in connection with, or related to an option or SAR. Dividend equivalent rights may be paid currently (with or without being subject to forfeiture or a repayment obligation) or may be deemed to be reinvested in additional shares of Aspire Common Stock or awards which may thereafter accrue additional dividend equivalent rights (with or without being subject to forfeiture or a repayment obligation) and may be payable in cash, shares of Aspire Common Stock, or a combination of the two. Dividend equivalent rights granted as a component of another award may (a) provide that such dividend equivalent right will be settled upon exercise, settlement, or payment of, or lase of restriction on, such other award and that such dividend equivalent will expire or be forfeited or annulled under the same conditions as such award or (b) contain terms and conditions which are different from the terms and conditions of such other award, provided that dividend equivalent rights credited pursuant to a dividend equivalent right granted as a component of another award which vests or is earned based on the achievement of performance goals will not vest unless such performance goals for such underlying award are achieved, and if such performance goals are not achieved, the grantee of such dividend equivalent right will promptly forfeit and, to the extent already paid or distributed, repay to Aspire payments or distributions made in connection with such dividend equivalent rights.

Performance Awards

The 2024 Plan authorizes the Committee to grant performance awards. The Committee will determine the applicable performance period, the performance goals, and such other conditions that apply to the performance award. Any performance measures may be used to measure the performance of Aspire and its subsidiaries and other affiliates as a whole or any business unit of Aspire, its subsidiaries, and/or its affiliates or any combination thereof, as the Committee may deem appropriate, or any performance measures as compared to the performance of a group of comparable companies, or published or special index that the Committee deems appropriate. Performance goals may relate to Aspire’s financial performance or the financial performance of Aspire’s operating units, the grantee’s performance, or such other criteria determined by the Committee. If the performance goals are met, performance awards will be paid in cash, shares of Aspire Common Stock, other awards, or a combination thereof.

Other Equity-Based Awards

The 2024 Plan authorizes the Committee to grant other types of stock-based awards under the 2024 Plan. The terms and conditions that apply to other equity-based awards are determined by the Committee.

Forms of Payment

The exercise price for any option or the purchase price (if any) for restricted stock, vested restricted stock units, and/or vested deferred stock units is generally payable (i) in cash or in cash equivalents acceptable to Aspire, (ii) to the extent the award agreement provides, by the tender (or attestation of ownership) of shares of Aspire Common Stock having a fair market value on the date of tender (or attestation) equal to the exercise price or purchase price, (iii) to the extent permitted by law and to the extent permitted by the award agreement, through a broker-assisted cashless exercise, or (iv) to the extent the award agreement provides and/or unless otherwise specified in an award agreement, any other form permissible by applicable law, including net exercise or net settlement and service rendered to Aspire or Aspire’s affiliates.

Change in Capitalization

The Committee may adjust the terms of outstanding awards under the 2024 Plan to preserve the proportionate interests of the holders in such awards on account of any recapitalization, reclassification, share split, reverse share split, spin-off, combination of shares, exchange of shares, share dividend or other distribution payable in capital shares, or other increase or decrease in such shares effected without receipt of consideration by New Aspire. The adjustments will include proportionate adjustments to (i) the number and kind of shares subject to outstanding awards and (ii) the per share exercise price of outstanding options or SARs.

Transaction not Constituting a Change in Control

If Aspire is the surviving entity in any reorganization, Business Combination, or consolidation of Aspire with one or more other entities which does not constitute a “change in control” (as defined in the 2024 Plan), any awards will be adjusted to pertain to and apply to the securities to which a holder of the number of shares of Aspire Common Stock subject to such award would have been entitled immediately after such transaction, with a corresponding proportionate adjustment to the per share price of options and SARs so that the aggregate price per share of each option or SAR thereafter is the same as the aggregate price per share of each option or SAR subject to the option or SAR immediately prior to such transaction. Further, in the event of any such transaction, performance awards (and the related performance measures if deemed appropriate by the Committee) will be adjusted to apply to the securities that a holder of the number of Aspire Common Stock subject to such performance awards would have been entitled to receive following such transaction.

Effect of a Change in Control in which Awards are not Assumed

Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are not being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued:

●	Immediately prior to the occurrence of such change in control, in each case with the exception of performance awards, all outstanding shares of restricted stock and all restricted stock units, deferred stock units, and dividend equivalent rights will be deemed to have vested, and all shares of Aspire Common Stock and/or cash subject to such awards will be delivered; and either or both of the following two actions will be taken:

○	At least fifteen (15) days prior to the scheduled consummation of such change in control, all options and SARs outstanding will become immediately exercisable and will remain exercisable for a period of fifteen (15) days. Any exercise of an option or SAR during this fifteen (15) day period will be conditioned on the consummation of the applicable change in control and will be effective only immediately before the consummation thereof, and upon consummation of such change in control, the 2024 Plan and all outstanding but unexercised options and SARs will terminate, with or without consideration as determined by the Committee in its sole discretion; and/or

○	The Committee may elect, in its sole discretion, to cancel any outstanding awards of options, SARs, restricted stock, restricted stock units, deferred stock units, and/or dividend equivalent rights and pay or deliver, or cause to be paid or delivered, to the holder thereof an amount in cash or capital stock having a value (as determined by the Committee acting in good faith), in the case of restricted stock, restricted stock units, deferred stock units, and dividend equivalent rights (for shares of Aspire Common Stock subject thereto), equal to the formula or fixed price per share paid to holders of shares of Aspire Common Stock pursuant to such change in control and, in the case of options or SARs, equal to the product of the number of shares of Aspire Common Stock such subject to such options or SARs multiplied by the amount, if any, which (i) the formula or fixed price per share paid to holders of shares of Aspire Common Stock pursuant to such change in control exceeds (ii) the option price or SAR price applicable to such options or SARs.

●	For performance awards, if less than half of the performance period has lapsed, such awards will be treated as though the target performance thereunder has been achieved. If at least half of the performance period has lapsed, such performance awards will be earned, as of immediately prior to but contingent on the occurrence of such change in control, based on the greater of (i) deemed achievement of target performance or (ii) determination of actual performance as of a date reasonably proximate to the date of consummation of the change in control as determined by the Committee, in its sole discretion.

●	Other Equity-Based Awards will be governed by the terms of the applicable award agreement.

Effect of a Change in Control in which Awards are Assumed

Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued: The 2024 Plan and the options, SARs, restricted stock, restricted stock units, deferred stock units, dividend equivalent rights, and other equity-based equity awards granted under the 2024 Plan will continue in the manner and under the terms so provided in the event of any change in control to the extent that provision is made in writing in connection with such change in control for the assumption or continuation of such awards, or for the substitution for such awards of new options, SARs, restricted stock, restricted stock units, deferred stock units, dividend equivalent rights, and other equity-based awards relating to the capital stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustment as to the number of shares of Aspire Common Stock and exercise price of options and SARs.

In general, a “change in control” means:

●	a transaction or series of related transactions whereby a person or group (with certain exceptions) becomes the beneficial owner of 50% or more of the total voting power of Aspire’s voting stock on a fully diluted basis;

●	individuals who, as of the Effective Date, constitute the Aspire Board (together with any new directors whose election was approved by at least a majority of the members of the Aspire Board then in office), cease to constitute a majority of the members of the Aspire Board then in office;

●	a Business Combination or consolidation of Aspire, other than any such transaction in which the holders of Aspire’s voting stock immediately prior to the transaction own directly or indirectly at least a majority of the voting power of the surviving entity immediately after the transaction;

●	a sale of substantially all of Aspire’s assets to another person or entity; or

●	the consummation of a plan or proposal for the dissolution or liquidation of Aspire.

Notwithstanding the foregoing, the transactions contemplated by the Business Combination Agreement shall not, individually or collectively, constitute a change in control.

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

PowerUp’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

PowerUp’s Original Sponsor loaned us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 and the closing of our initial public offering, which occurred on February 23, 2022. The loan was repaid upon the closing of our initial public offering out of the portion of the proceeds from our initial public offering and the sale of placement warrants that were allocated for the payment of offering expenses (other than underwriting discounts and commissions) and were not held in the trust account.

In addition, PowerUp’s Original Sponsor, Sponsor, or their affiliates may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans made available by our Original Sponsor, Sponsor, or their affiliates may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Original Sponsor, Sponsor, or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

In connection with its efforts to consummate the Business Combination, on December 18, 2024, and effective December 13, 2024, the Company entered into (i) a subscription agreement (the “Blackstone Subscription Agreement”), (ii) a promissory note (the “Blackstone Note”), and (iii) a registration rights agreement (the “RRA”) with Blackstone Capital Advisors, Inc. (“Blackstone”), an entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman (all transactions contemplated by such agreements, collectively, the “Blackstone Transaction”). Pursuant to the terms of the Blackstone Transaction, Blackstone may loan up to an aggregate principal amount of $500,000 to the Company, with an original issue discount of twenty percent (20%). As of the date of this Current Report on Form 10-K, the aggregate principal amount loaned equals $264,142.05. The maturity date of the Blackstone Note is the earlier of (i) June 1, 2025 or (ii) the date that the Company receives gross proceeds of at least $5,000,000 in an offering of its debt or equity securities. The principal amount of the Blackstone Note bears interest at a rate per annum of ten percent (10%). Interest will be due and payable on the maturity date. Additionally, the Company will pay Blackstone an exit fee equal to ten percent (10%) of the principal amount and accrued interest on the maturity date. Upon the closing of the Business Combination, the Sponsor will transfer three Class A ordinary shares of PowerUp to Blackstone for each dollar loaned under the Blackstone Transaction (the “Commitment Shares”). Pursuant to the RRA, the Company has agreed to register the Commitment Shares with the SEC in any registration statement filed by the Company in connection with a Qualified Offering (as defined in the Blackstone Subscription Agreement), if any.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Bush & Associates CPA, LLC (“Bush”) and Marcum LLP (“Marcum”) for services rendered.

Audit Fees. During the year ended December 31, 2024, fees for our independent registered public accounting firm were approximately $70,000 for the services Bush performed in connection with the audit of our December 31, 2024 financial statement included in this Annual Report on Form 10K.

Audit Fees. During the year ended December 31, 2023, fees for our independent registered public accounting firm were approximately $94,299 for the services Marcum performed in connection with the audit of our December 31, 2023 financial statement included in this Annual Report on Form 10K.

Review Fees. From January 1, 2024 to September 30, 2024, fees for our independent registered public accounting firm were approximately $88,443 for the services Marcum performed in connection with the review of our first, second and third quarters of 2024 financial statements. From January 1, 2023 to September 30, 2023, fees for our independent registered public accounting firm were approximately $73,380 for the services Marcum performed in connection with the review of our first, second and third quarters of 2023 financial statements.

Audit-Related Fees. During the year ended December 31, 2024, fees for our independent registered public accounting firm were approximately $138,756 for the services Marcum performed in connection with any audit-related services.

Tax Fees. During the year ended December 31, 2024 and 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated August 26, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on August 30, 2024).
2.2	Amendment Agreement, dated September 5, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on September 6, 2024).
2.3	Second Amendment Agreement, dated October 9, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on October 10, 2024).
3.1	Amended and Restated Certificate of Incorporation of Aspire Biopharma Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Aspire Biopharma Holdings, Inc. on February 21, 2025).
3.2	Bylaws of Aspire Biopharma Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Aspire Biopharma Holdings, Inc. on February 21, 2025).
4.1	Warrant Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference from Exhibit 4.1 to the Form 8-K filed by the Company on February 23, 2022).
10.1	Letter Agreement, dated February 17, 2022, by and among the Company, its officers, its directors and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.2	Investment Management Trust Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, as trustee (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.3	Private Placement Warrants Purchase Agreement, dated February 17, 2022, by and between the Company and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.4	Registration Rights Agreement, dated as of February 17, 2022, by and between the Company and certain security holders (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.5	Form of Indemnity Agreement, dated as of February 17, 2022, by and between the Company and each of the directors and officers of the Company (incorporated by reference from Exhibit 10.6 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.6	Amended and Restated Promissory Note, dated as of January 14, 2022, issued to PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.1 to the Form S-1 filed by PowerUp Acquisition Corp. on February 14, 2022).
10.7	Securities Subscription Agreement, dated as of February 16, 2021, by and between the Company and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.5 to the Form S-1 filed by PowerUp Acquisition Corp. on February 14, 2022).
10.8	Administrative Services Agreement, dated February 17, 2022, by and between the Company and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.9	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by PowerUp Acquisition Corp. on May 1, 2023).
10.10	Purchase Agreement, dated July 14, 2023, by and among SRIRAMA Associates, LLC, PowerUp Acquisition Corp., and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on July 19, 2023).
10.11	Loan and Transfer Agreement, dated December 21, 2023, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and SSVK Associates, LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on December 28, 2023).

10.12	Loan and Transfer Agreement, dated January 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and Apogee Pharma Inc. (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.13	Loan and Transfer Agreement, dated January 10, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and Jinal Sheth (incorporated by reference from Exhibit 10.13 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.14	Form of Subscription Agreement dated March 5, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, Visiox Pharmaceuticals, Inc., and Investor (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.15	Form of Subscription Agreement dated May 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, and Investor (incorporated by reference from Exhibit 10.16 to the Form S-4/A filed by PowerUp Acquisition Corp. on May 14, 2024).
10.16	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on May 22, 2024).
10.17	Promissory Note Fee Agreement by and among SRIRAMA Associates, LLC and PowerUp Acquisition Corp. dated October 2, 2024 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on October 4, 2024).
10.18	Subscription Agreement, dated December 13, 2024, by and among PowerUp Acquisition Corp. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on December 26, 2024).
10.19	Promissory Note, dated December 13, 2024, by and among PowerUp Acquisition Corp. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by PowerUp Acquisition Corp. on December 26, 2024).
10.20	Registration Rights Agreement, dated December 13, 2024, by and among PowerUp Acquisition Corp. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by PowerUp Acquisition Corp. on December 26, 2024).
10.21	Asset Purchase Agreement dated March 2022, by and among Aspire BioPharma, Inc. and Instaprin Pharmaceuticals Incorporated (incorporated by reference from Exhibit 10.17 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.22	Pharmaceutical Development Agreement dated June 26, 2022, by and among Aspire BioPharma, Inc. and Glatt Air Techniques Inc. (incorporated by reference from Exhibit 10.18 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024),
10.23	Certificate of Designation of Aspire Biopharma, Inc. (incorporated by reference from Exhibit 10.19 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.24	Subscription Agreement dated August 26, 2024, by and among Aspire BioPharma, Inc. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.20 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.25	Subscription Agreement dated August 26, 2024, by and among Aspire BioPharma, Inc. and Kitts Group, LLC (incorporated by reference from Exhibit 10.21 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.26	Form of Executive Employment Agreement between New Aspire and Kraig Higginson (incorporated by reference from Exhibit 10.11 to the Form 8-K filed by the Company on February 21, 2025).
10.27	Form of Executive Employment Agreement between New Aspire and Ernest Scheidemann (incorporated by reference from Exhibit 10.12 to the Form 8-K filed by the Company on February 21, 2025)
10.28	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on February 21, 2025).
10.29	Form of Leak Out Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Aspire Biopharma Holdings, Inc. on February 20, 2025)
10.30	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by the Company on February 21, 2025).
10.31	Form of Guarantee (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by the Company on February 21, 2025).
10.32	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by the Company on February 21, 2025).
10.33	Form of Amendment Agreement (incorporated by reference from Exhibit 10.8 to the Form 8-K filed by the Company on February 21, 2025).

10.34	Form of Lock-Up Agreement (incorporated by reference from Exhibit 10.9 to the Form 8-K filed by the Company on February 21, 2025).
10.35	Form of Non-Compete (incorporated by reference from Exhibit 10.10 to the Form 8-K filed by the Company on February 21, 2025).
10.36	Form of Executive Employment Agreement between New Aspire and Kraig Higginson (incorporated by reference from Exhibit 10.11 to the Form 8-K filed by the Company on February 21, 2025).
10.37	Form of Executive Employment Agreement between New Aspire and Ernest Scheidemann (incorporated by reference from Exhibit 10.12 to the Form 8-K filed by the Company on February 21, 2025).
10.38	2024 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.37 to the Form 8-K filed by the Company on February 21, 2025).
10.39	ELOC Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aspire Biopharma Holdings, Inc., on February 20, 2025).
10.40	Form of Debenture(incorporated by reference from Exhibit 10.40 to the Form 8-K filed by the Company on February 21, 2025).
14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the Form 10-K filed by the Company on March 11, 2024).
19.1	Insider Trading Policy of the Company (incorporated by reference from Exhibit 19.1 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
21.1	List of Subsidiaries of the Company. (incorporated by reference from Exhibit 21.1 to the Form 8-K filed by the Company on February 21, 2025).
23.1*	Consent of Bush & Associates CPA LLC, independent registered public accounting firm for Aspire Biopharma Holdings, Inc.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.7	Clawback Policy (incorporated by reference from Exhibit 97.1 to the Form 10-K filed by the Company on March 11, 2024).
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspire Holdings Corp.

Date: April 7, 2025	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ Kraig T. Higginson	Kraig T. Higginson	Chief Executive Officer and Chairman (Principal Executive Officer)	April 7, 2025

/s/ Ernest J Scheidemann	Ernest J. Scheidemann	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 7, 2025

/s/ Michael Howe	Michael C. Howe	Director	April 7, 2025

/s/ Gary Stein	Gary E. Stein	Director	April 7, 2025

/s/ Barbara Sher	Barbara J. Sher	Director	April 7, 2025

/s/ Edward Kimball	Edward J. Kimball	Director	April 7, 2025

/s/ Surendra Ajjarapu	Surendra Ajjarapu	Director	April 7, 2025

/s/ Donald Fell	Donald G. Fell	Director	April 7, 2025

ASPIRE BIOPHARMA HOLDINGS, INC.

(formerly POWERUP ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aspire BioPharma Holdings, Inc. (F/K/A PowerUp Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Powerup Acquisition Corp. (the “Company”) as of December 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280) as of December 31, 2024 on a retrospective basis. We have audited the Company’s implementation of ASU 2023-07 and the related disclosures. In our opinion such adoption is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the implementation of ASU 2023-07, and accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter: Fair Value Measurement of Convertible Debt and Contingent Consideration

Description of the Matter:

The Company’s financial statements include convertible debt instruments and contingent consideration liabilities related to the Instaprin Pharmaceuticals acquisition. These liabilities involve complex terms such as variable conversion features, equity kickers, and performance-based milestones. Management used the Probability-Weighted Expected Return Method (PWERM) and Black-Scholes option-pricing model to estimate fair value, requiring significant judgment in assumptions (e.g., volatility rates, discount rates, and probability-weighted outcomes). The complexity of these instruments, combined with the reliance on third-party valuation specialists, elevated the risk of material misstatement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included:

●	Control Evaluation: Assessed design of controls over financial instrument valuation, including management’s oversight of third-party specialists.
●	Contractual Verification: Examined loan agreements, convertible notes, and the Instaprin Asset Purchase Agreement to validate terms triggering contingent payments or conversions.
●	Model Assumptions: Tested reasonableness of inputs (discount rates, equity volatility, clinical trial success probabilities) against industry benchmarks and historical data.
●	Specialist Review: Evaluated the competence and objectivity of the external valuation firm, reperformed calculations for key instruments, and corroborated inputs with market data (e.g., comparable biopharma company volatility rates).
●	Disclosure Assessment: Verified compliance with ASC 820 (Fair Value Measurement) and ASC 480 (Distinguishing Liabilities from Equity) in financial statement disclosures.

Auditor’s Evaluation:

We determined management’s fair value measurements were reasonable and compliant with GAAP. Procedures confirmed:

●	The PWERM model appropriately weighted scenarios (e.g., FDA approval success vs. failure) tied to Aspire’s clinical trial timelines disclosed in the 10-K.
●	The Black-Scholes inputs aligned with peer biopharma companies’ historical volatility.
●	Contingent consideration related to Instaprin’s sales-based earnout was valued using FDA approval probability metrics consistent with industry precedents.

/s Bush & Associates CPA LLC

We have served as the Company’s auditor since 2025.

Henderson, Nevada

April 7, 2025

PCAOB ID Number 6797

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’ and Board of Directors of
Aspire BioPharma Holdings, Inc. (F/K/A PowerUp Acquisition Corp.)

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustment for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 2 and Note 10 to the consolidated financial statements, the accompanying consolidated balance sheet of PowerUp Acquisition Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 2 and Note 10 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 2 and Note 10 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Explanatory Paragraph – Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 through February 18, 2025.

New York, NY

March 11, 2024

ASPIRE BIOPHARMA HOLDINGS, INC.

(F/K/A POWERUP ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Prepaid expenses and other	$9,339	$81,223
Due from Sponsor	36,503	-
Total current assets	45,842	81,223

Cash and Investments held in Trust Account	6,668,522	19,901,169
TOTAL ASSETS	$6,714,364	$19,982,392

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,030,615	152,005
Loan and Transfer notes payable	465,722	12,384
Subscription Agreement loan	13,760,771	—
Due to affiliate	358,939	238,939
Total current liabilities	15,616,047	403,328
TOTAL LIABILITIES	15,616,047	403,328

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption at redemption value, $0.0001 par value, 577,644 and 1,803,729 shares at redemption value of $11.54 and $ 11.03 per share on December 31, 2024 and 2023, respectively	6,668,522	19,901,169

SHAREHOLDERS’ DEFICIT
Preference shares; $0.0001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 300,000,000 shares authorized; 7,187,500 issued or outstanding at December 31, 2024 and 2023, respectively (excluding 577,644 and 1,803,729 shares, respectively, subject to redemption as of December 31, 2024 and 2023)	719	719
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 0 issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	8,802,978	10,964,930
Accumulated deficit	(24,373,902)	(11,287,754)
Total shareholders’ deficit	(15,570,205)	(322,105)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$6,714,364	$19,982,392

The accompanying notes are an integral part of the consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

(F/K/A POWERUP ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
OPERATING EXPENSES
General and administrative expenses	$3,088,671	$1,340,168
Total operating expenses	(3,088,671)	(1,340,168)

Other income (expense):
Change in fair value of subscription loan	(9,105,853)	—
Interest expense – debt discount	(891,624)	(8,966)
Interest earned on investments held in Trust Account	548,676	5,813,213
Total other income, net	(9,448,801)	5,804,247

Net (loss) income	$(12,537,472)	$4,464,079

Weighted average shares outstanding of Class A ordinary shares	8,244,188	16,461,668
Basic and diluted net (loss) income per share, Class A ordinary shares	$(1.52)	$0.23
Weighted average shares outstanding of Class B ordinary shares	—	2,717,466
Basic and diluted net (loss) income per share, Class B ordinary shares	$—	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

(F/K/A POWERUP ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	—	7,187,500	719	—	(9,938,620)	(9,937,901)
Conversion of Class B shares to Class A	7,187,500	719	(7,187,500)	(719)	—	—	—
Reduction of U/W Fee Payable	—	—	—	—	10,812,500	—	10,812,500
Contribution - shareholder non-redemption agreements	—	—	—	—	118,298	—	118,298
Shareholder non-redemption agreements	—	—	—	—	(118,298)	—	(118,298)
Face value of convertible note in excess of fair value	—	—	—	—	152,430	—	152,430
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(5,813,213)	(5,813,213)
Net income	—	—	—	—	—	4,464,079	4,464,079
Balance – December 31, 2023	7,187,500	$719	—	$—	$10,964,930	$(11,287,754)	$(322,105)
Shareholder non-redemption agreements	—	—	—	—	(784,302)	—	(784,302)
Fair value of subscription loan - conversion option					(2,477,416)		(2,477,416)
Contribution - shareholder non-redemption agreement					784,302		784,302
Face value of convertible note in excess of fair value	—	—	—	—	315,464	—	315,464
Remeasurement for Class A shares to redemption value	—	—	—	—	—	(548,676)	(548,676)
Net loss	—	—	—	—	—	(12,537,472)	(12,537,472)
Balance – December 31, 2024	7,187,500	$719	—	$—	$8,802,978	$(24,373,902)	$(15,570,205)

The accompanying notes are an integral part of the consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

(F/K/A POWERUP ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(12,537,472)	$4,464,079
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(548,676)	(5,813,213)
Change in fair value of subscription loan	9,105,853	—
Interest expense – debt discount	891,624	8,966
Changes in operating assets and liabilities:
Prepaid expenses	71,884	599,440
Accounts payable and accrued expenses	878,610	(28,629)
Due from Sponsor	(36,503)	—
Due to affiliate	120,000	116,250
Net cash used in operating activities	(2,054,680)	(653,107)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	13,781,323	284,916,127
Net cash provided by investing activities	13,781,323	284,916,127

Cash Flows from Financing Activities:
Proceeds from Subscription agreement loan	1,711,313	—
Redemption of ordinary shares	(13,781,323)	(284,916,127)
Proceeds from Sponsor note	343,367	155,848
Net cash provided by (used in) financing activities	(11,726,643)	(284,760,279)

NET CHANGE IN CASH	—	(497,259)
CASH, BEGINNING OF THE PERIOD	—	497,259
CASH, END OF THE PERIOD	$—	$—

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$(10,812,500)
Remeasurement of Class A ordinary shares to redemption value	$548,676	$5,813,213
Sponsor shares contributed for no redemption of shares	$784,302	$118,298
Conversion of Class B shares to Class A	$—	$719

The accompanying notes are an integral part of the consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

(F/K/A POWERUP ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANICIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

PowerUp Acquisition Corp. (now known as Aspire Biopharma Holdings, Inc.) (the “Company” or “PowerUp”) was incorporated as a Cayman Islands exempted company on February 9, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Business Combination

On February 17, 2025 (the “Closing Date”), the Company consummated the previously announced business combination with Aspire Biopharma Holdings, Inc. pursuant to that certain Agreement and Plan of Merger, dated August 26, 2024, as amended by an Amendment Agreement dated September 5, 2024 and a Second Amendment Agreement dated October 9, 2024 (the “Business Combination Agreement”), by and among the Company, PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Stephen Quesenberry, in the capacity as the seller representative (the “Seller Representative”), and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”).

Business Prior to the Business Combination

Prior to the Business Combination, on December 26, 2023, the Company entered into an Agreement and Plan of Merger (as subsequently amended, the “Visiox Merger Agreement”) with PowerUp Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, SRIRAMA Associates, LLC, a Delaware limited liability company (the “New Sponsor”), Ryan Bleeks, in the capacity as the seller representative, and Visiox Pharmaceuticals, Inc., a Delaware corporation (“Visiox”). The transactions contemplated by the Visiox Merger Agreement were intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

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

As of December 31, 2024, the Company had not commenced any operations. Substantially all activity from February 9, 2021 (inception) through December 31, 2024 relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on February 17, 2022. On February 23, 2022, the Company consummated the IPO of 25,000,000 units (“Units” and, with respect to Class A ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of December 31, 2024, the Company had $0 in its operating bank account and a working capital deficit of $15,570,205. As of December 31, 2024 and 2023, the Company had $6,668,522 and $19,901,169 in its trust account. On May 18, 2023, 26,946,271 of the Company’s ordinary shares were redeemed and as of December 31, 2023, $19,901,169 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary Shares in connection therewith. As of December 31, 2024 and December 31, 2023, $548,676 and $5,813,213 of the amount in the Trust Account are represented as Interest earned on investments held in the Trust Account, respectively.

Until the consummation of a Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination with Aspire. The Company completed its Business Combination on February 17, 2025 with Aspire, and has raised sufficient capital for its operations.

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

This may make the comparison of the Company’s consolidated financial statements with another public company difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash and Investment Held in Trust Account

At December 31, 2024 substantially all of the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank, and at December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account at December 31, 2023 are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in the fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, 577,644 and 1,803,729 ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2024 and 2023, the redeemable ordinary shares subject to possible redemption reflected in the consolidated balance sheet is reconciled in the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$19,901,169
Plus:
Remeasurement of carrying value to redemption value	548,676
Less:
Redemption	(13,781,323)
Redeemable ordinary shares subject to possible redemption at December 31, 2024	$6,668,522

Net (Loss) Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares (the “Ordinary Shares”) and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 24,138,333 Ordinary Shares at $11.50 per share were issued on February 23, 2022. At December 31, 2024, no warrants have been exercised. The 24,138,333 Ordinary Shares underlying the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for years ended December 31, 2024 and 2023, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted income per ordinary share is the same as basic income per ordinary share for all periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares.

	For year ended		For year ended
	December 31, 2024		December 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(12,537,472)	$—	$3,831,570	$632,509
Denominator:
Weighted average shares outstanding	8,244,188	—	16,461,668	2,717,466
Basic and diluted net (loss) income per share	$(1.52)	$—	$0.23	$0.23

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, $499,213 and $155,848 in Working Capital Loans were outstanding, respectively.

On December 21, 2023, the Company entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to the Company. As of December 31, 2024 and 2023, there was $250,000 and $155,848 in borrowings under the agreement, respectively. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of December 31, 2024 and 2023 amounted to $33,491 and $143,464, respectively. During the year ended December 31, 2024 and 2023, the Company recorded $425,436 and $8,966, respectively, of interest expense related to the amortization of the debt discount.

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

On December 3, 2024, the Company entered into a second Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee 2”), pursuant to which Apogee 2 loaned an aggregate of $50,000 to the New Sponsor and the New Sponsor loaned $50,000 to the Company.

As of December 31, 2024, there was $465,722 in aggregate borrowings under the Loan and Transfer Agreements with Apogee and Sheth. The debt discount is being amortized to interest expense as a non-cash charge over the term of the loan and transfer liability, in which is generally the Company’s expected Business Combination date at the time of each draw. The remaining balance of the debt discount as of December 31, 2024 amounted to $33,492. During the year ended December 31, 2024, the Company recorded $425,436 of interest expense related to the amortization of the debt discount.

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

On May 9, 2024, the Company entered into four separate Subscription Agreements (each, a “Second Subscription Agreement”) with the New Sponsor, the Affiliate, and the four separate Investors, whereby, the Investors collectively contributed to the New Sponsor a total of $500,000 (the “Second Contribution”) and, in turn, the New Sponsor loaned $500,000 to the Company (the “May Loan”). At December 31, 2024, approximately $500,000 was funded on the May Loan.

The Company analyzed its First Subscription Agreements and Second Subscription Agreements under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Lender have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Original Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the year ended December 31, 2024 and 2023, the Company has incurred $120,000 and $120,000, respectively, of expenses under this arrangement.

Due to affiliate

As of December 31, 2024 and 2023, $358,939 and $238,939, respectively, have been accrued and shown as ‘Due to affiliate’ in the accompanying consolidated balance sheet for the administrative services fees described above and a residual balance due from IPO proceeds. The amount is due to New Sponsor and will be repaid as soon as practical from the Company’s operating account~~.~~

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Convertible Promissory Note

On October 2, 2024, the Company entered into a Promissory Note Fee Agreement with Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, the Company and Sponsor agreed that Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox BCA. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a business combination between the Company and Aspire Biopharma, Inc., a Puerto Rico corporation.

Blackstone Subscription Agreement

On December 18, 2024, and effective December 13, 2024, the Company entered into (i) a subscription agreement (the “Blackstone Subscription Agreement”), (ii) a promissory note (the “Blackstone Note”), and (iii) a registration rights agreement (the “RRA”) with Blackstone Capital Advisors, Inc. (“Blackstone”), an entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman (all transactions contemplated by such agreements, collectively, the “Blackstone Transaction”). Pursuant to the terms of the Blackstone Transaction, Blackstone may loan up to an aggregate principal amount of $500,000 to the Company, with an original issue discount of twenty percent (20%). As of the date of this Current Report on Form 8-K, the aggregate principal amount loaned equals $264,142.05. The maturity date of the Blackstone Note is the earlier of (i) June 1, 2025 or (ii) the date that the Company receives gross proceeds of at least $5,000,000 in an offering of its debt or equity securities. The principal amount of the Blackstone Note bears interest at a rate per annum of ten percent (10%). Interest will be due and payable on the maturity date. Additionally, the Company will pay Blackstone an exit fee equal to ten percent (10%) of the principal amount and accrued interest on the maturity date. Upon the closing of the Business Combination, the Sponsor will transfer three Class A ordinary shares of PowerUp to Blackstone for each dollar loaned under the Blackstone Transaction (the “Commitment Shares”). Pursuant to the RRA, the Company has agreed to register the Commitment Shares with the SEC in any registration statement filed by the Company in connection with a Qualified Offering (as defined in the Blackstone Subscription Agreement), if any.

The Blackstone Subscription Agreement, Blackstone Note, and RRA contain customary representations, warranties, agreements, indemnification rights and obligations of the parties. The Company offered and will issue the securities in reliance upon the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The foregoing descriptions of the Blackstone Subscription Agreement, Blackstone Note, and RRA are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibits 10.1, 10.2, and 10.3, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A ordinary shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 7,187,500 Class A ordinary shares issued and outstanding (excluding 577,644 and 1,803,729 Class A ordinary shares subject to possible redemption, respectively, as of December 31, 2024 and 2023).

Class B ordinary shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 0 Class B ordinary shares outstanding.

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

At December 31, 2024 the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank and at December 31, 2023, the assets held in the Trust Account were held in treasury funds. At December 31, 2023 the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$6,668,522	—	—
Liabilities:
Subscription Agreement loan	3	$—	—	$13,760,771
Loan and Transfer notes payable	3	$—	—	$465,722

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$19,901,169	—	—

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

The key inputs of the models used to value the Company’s Subscription Agreement loan were:

Inputs	December 31, 2024
Term Remaining	0.53
Share Price	$11.50
Risk-Free Rate	4.40%

The change in the fair value of Subscription Agreement loans measured using Level 3 inputs is summarized as follows:

Initial Subscription Agreement loans at March 5, 2024	$1,786,236
Change in fair value	11,974,535
Subscription Agreement loans at December 31, 2024	$13,760,771

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

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the year ended December 31, 2024; therefore, no valuation was required.

The key inputs of the models used to value the Company’s Loan and Transfer notes payable as of December 31, 2024 were:

Inputs	December 31, 2024
Term Remaining	0.11
Share Price	$11.50
Risk-Free Rate	4.64%

The change in the fair value of Loan and Transfer notes payable measured using Level 3 inputs, for December 31, 2024 is summarized as follows:

Loan and Transfer notes payable at December 31, 2023	$12,384
Change in fair value	453,338
Loan and Transfer notes payable at December 31, 2024	$465,722

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statement of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Trust Account	$6,668,522	$19,901,169
Cash	$—	$—

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$3,088,671	$1,340,168
Interest earned on the Trust Account	$548,676	$5,813,213

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued. Other than described below, there have been no events that have occurred that would require adjustments to the disclosures of the consolidated financial statements.

As further described in Note 1, on February 17, 2025, the Company completed its Business Combination with Aspire.

ASPIRE BIOPHARMA, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2024 & DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To all Board of Directors and Shareholders

Aspire Biopharma Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Aspire Biopharma Inc. (the “company”) as of December 31, 2024 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Aspire Biopharma Inc as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the entity in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL AUDIT MATTERS

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

March 03, 2025

PCAOB ID Number 6797

ASPIRE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2024	December 31, 2023
ASSETS:
Current Assets:
Cash	$3,633	$11,174
Prepaid Expenses	144,356	35,000
Subscriptions Receivable	-	-
Total Current Assets	147,989	46,174

Total Assets	$147,989	$46,174

LIABILITIES AND STOCKHOLDERS EQUITY:
Current Liabilities:
Accounts Payable	$310,219	$172,773
Short-term loans from shareholders	1,266,832	360,636
Other Current Liabilities	111,026	626
Total Current Liabilities	1,688,077	534,035

Total Liabilities	$1,688,077	$534,035

Stockholders’ Equity:
Series A Preferred stock, par value $0.0001, 25,000,000 shares authorized, 322,059 outstanding	32	-
Common stock, par value $0.00005, 750,000,000 shares authorized, 440,000,000 outstanding	22,000	22,000
Additional paid-in-capital	1,215,113	957,500
Accumulated Deficit	(2,777,233)	(1,467,361)
Total Equity	(1,540,088)	(487,861)
TOTAL LIABILITIES AND EQUITY	$147,989	$46,174

The accompanying notes are an integral part of these audited consolidated financial statements.

ASPIRE BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR YEAR ENDING DECEMBER 31

(Audited)

	FOR THE YEAR ENDING
	December 31,
	2024	2023
REVENUE
Gross Receipts	$-	$-
Net Revenue	-	-

COST OF REVENUE
Cost of goods sold	-	-
Total cost of revenue	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Research and development	144,356	72,050
Marketing and sales	126,094	39,644
General and administrative	940,421	246,895
Total operating expenses	1,210,871	358,589

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(97,988)	-
Total other income (expense)	(97,988)	-

Net gain/(loss) before income tax provision	(1,308,859)	(358,589)

Provision for Income Taxes	1,013	481
NET GAIN (LOSS)	$(1,309,872)	$(359,070)

Loss per share - basic and diluted	$(0.003)	$(0.001)
Weighted average number of shares outstanding - basic and diluted	507,353,659	481,794,521

The accompanying notes are an integral part of these audited consolidated financial statements.

ASPIRE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDING DECEMBER 31, 2024 AND 2023

(Audited)

					Additional
	Common Stock		Series A		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2023	440,000,000	$22,000	-	$-	$957,500	$(1,467,361)	$(487,861)

Issuance of common stock for cash	-	-	-	-	-	-	-

Issuance of preferred stock for cash	-	-	322,059	32	257,613	-	257,645

Net (loss) gain for the period	-	-	-	-	-	(1,309,872)	(1,309,872)

Balance -December 31, 2024	440,000,000	$22,000	322,059	$32	$1,215,113	$(2,777,233)	$(1,540,088)

The accompanying notes are an integral part of these audited consolidated financial statements.

ASPIRE BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Audited)

	FOR THE YEAR ENDING December 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(1,309,872)	$(359,070)

Adj. to reconcile net loss to net cash flow
Depreciation and amortization	-	-
	-	-

Increase in current assets
Prepaid expenses	(109,356)	(12,500)
Subscription Receivable	-	-
	(109,356)	(12,500)

Increase in current liabilities
Accounts payable and accrued liabilities	247,846	50,038
Short-term loans from shareholders (net)	906,196	332,668

	1,154,042	382,706

Net cash flow (used in) / provided by operating activities	(265,186)	11,136

INVESTING ACTIVITIES:
	-	-
Net cash flow provided by investing activities	-	-

FINANCING ACTIVITIES:
Series A Preferred stock, par value $0.0001	32	-
Additional paid in capital	257,613	-

Net cash flow provided by financing activities	257,645	-

Net (decrease) increase in cash	(7,541)	11,136

Cash at beginning of period	11,174	38
Cash at end of period	$3,633	$11,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,013	$-

Supplemental disclosure of cash flow information:
Note Payable addition from OID	$280,549	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

ASPIRE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Aspire Biopharma Inc. (the “Company”) was incorporated in Puerto Rico on September 28, 2021. The Company’s address is 194 Candelaro Drive, Suite 223, Humacao, PR, 00791 and our website is www.aspirebiolabs.com.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Restatement

The Company identified errors in its accounting for historical common stock equity issuances. Specifically, the Company originally recorded the par value at $0.01 when the correct par value is $0.001 i.e $0.00005 post-split par value. The errors resulted in a $199,500 overstatement of common stock par value, and a corresponding understatement of additional paid in capital. In addition, the company overstated common shares outstanding by three million shares (150,000 pre-20 for 1 split that was effective on May 19, 2023) in its 2023 and 2022 financial statements due to a discrepancy in one subscription agreement.

The effect of the restatement of the Balance Sheets for December 31, 2023, is as follows:

	As Previously Reported	Restated	Effect of the
	December 31, 2023	December 31, 2023	Restatement
ASSETS:
Current Assets:
Cash	$11,174	$11,174	$-
Prepaid Expenses	35,000	35,000	-
Total Current Assets	46,174	46,174	-
Total Assets	$46,174	$46,174	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$172,773	$172,773	$-
Short-term loans from shareholders	360,636	360,636	-
Other Current Liabilities	626	626	-
Total Current Liabilities	534,035	534,035	-

Total Long-Term Liabilities	-	-	-
Total Liabilities	$534,035	$534,035	$-

Stockholders Equity:
Common stock - Par Value $0.001	221,500	22,000	(199,500)
Additional paid-in-capital	758,000	957,500	199,500
Accumulated Deficit	(1,467,361)	(1,467,361)	-
Total Equity	(487,861)	(487,861)	-
TOTAL LIABILITIES AND EQUITY	$46,174	$46,174	$-

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Accounts Receivables

Accounts receivables are recorded at the invoice amount and do not bear interest.

Property and Equipment

The Company’s property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Upon sale or disposal of property and equipment, the related asset cost and accumulated depreciation or amortization are removed from the respective accounts and any gain or loss is reflected in current operations.

Long-Lived Intangible Assets

Long-lived intangible assets established in connection with business combinations consist of trade secrets, patents, proprietary methodologies, commercial and scientist relationships, R&D, trademarks, and brand equity. These assets are not yet separately valued in the financial statements. As such, the assets were not assigned useful lives as those were not determinable at the time those assets were acquired and recorded. However, as part of the merger process, the company plans to complete a valuation exercise to determine the asset fair value as well as the allocation for all intangible assets. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. With the acquisition of Instaprin Pharmaceutical, Inc.’s assets on March 28, 2022 the Company added a value of $4,844,982 in patents and trademarks to its balance sheet (see Note 7 below).

As of December 31, 2024, the Company believes that based upon qualitative factors, no impairment of indefinite-lived intangible assets is necessary.

Revenue Recognition

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers (ASC 606). ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes all of the existing revenue recognition guidance. This standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 requires us to identify distinct performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. When distinct performance obligations exist, the Company allocates the contract transaction price to each distinct performance obligation. The standalone selling price is used to allocate the transaction price to the separate performance obligations. The Company recognizes revenue when, or as, the performance obligation is satisfied.

Generally, revenues are recognized at the time of shipment to the customer with the price being fixed and determinable and collectability assured, provided title and risk of loss is transferred to the customer. Most of our shipping and handling costs are built into the transaction price, but if the customer asks for express shipping, the costs charged to customers are classified as sales, and the shipping and handling costs incurred are included in cost of sales.

The Company evaluates the criteria outlined in ASC 606-10-55, Principal versus Agent Considerations, currently we are the principal and have not engaged any agents at this time. Currently, we have not recognized any revenues under the agent considerations.

Revenue is recognized when, or as, control of a promised merchandise or service is shipped to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring title of those products or services and are recorded net of and discounts or allowances. Shipping costs paid by the customer are included in revenue.

Revenue recognition is evaluated through the following five-step process:

1.identification of the contract with a customer;

2.identification off the performance obligations in the contract;

3.determination of the transaction price;

4.allocation of the transaction price to the performance obligations in the contract; and

5.recognition of revenue when or as a performance obligation is satisfied.

These steps are met when an order is received, a price agreed and the product shipped or delivered to that customer.

Concentration

As the Company is in a pre-revenue stage, there is no concentration of revenue for the twelve months ended December 31, 2024 and December 31, 2023.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. For the periods ending December 31, 2024 and December 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

For the periods ended December 31, 2024 and December 31, 2023, the Company had no financial liabilities to measure at fair value on a recurring basis.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements of five–step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract cost, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting period beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.

The Company’s revenues are recognized when control of the promised goods or services is transferred to our clients (upon shipment of goods) in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the Company satisfies a performance obligation.

We adopted ASC 2014-09 on January 1, 2023. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities with them.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ended December 31, 2024 the Company did not issue any convertible debt.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). The Company classifies as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification is required.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of December 31, 2024, and has generated recurring net losses since its inception in September 2021.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its intellectual property, developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses December 31, 2024, which includes net operating losses for the twelve months ended December 31, 2024 of $1,309,872 and net cash outflows from operations of $265,186. Due to our negative cash flow, there may exist substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management plans to begin generating revenue within the next twelve months and in the interim, continue to seek funding through debt and equity financing which are intended to mitigate the conditions that have raise substantial doubt about the entity’s ability to continue as a going concern.

However, in order to execute the Company’s business development plan, which there can be no assurance we will achieve, the Company will need to raise additional funds through public or private equity offerings, debt financings, corporate collaborations or other means and potentially reduce operating expenditures. If the Company is unable to secure additional capital, it may have to curtail its business development initiatives and take additional measures to reduce costs in order to conserve its cash, thus raising substantial doubt about its ability to continue as a going concern.

NOTE 4 – RELATED PARTY

For the twelve months ended December 31,2024 and December 31, 2023, the Company had expenses totaling $356,032 and $100,000 respectively, to officers and directors for compensation, which is included in general and administrative expenses on the accompanying statement of operations.

From time to time, the company rents corporate office space on a month-to-month basis from an officer and director, which is included in general and administrative expenses on the accompanying statement of operations.

As of December 31, 2024 and December 31, 2023, there was a total of $0 and $181,061 credit card advances and short-term non-interest bearing loans due to an officer and director. On September 27, 2024, these short-term non-interest bearing loans were formalized into note agreements (see Note 6).

As of December 31, 2024 and December 31, 2023, there was a total of $0 and $360,636 of short-term non-interest bearing working capital loans payable to shareholders. On September 27, 2024, these short-term non-interest bearing loans were formalized into note agreements (see Note 6).

As of December 31, 2024 and December 31, 2023, there was a total of convertible debt of $0 and accrued interest payable of $0 due to an officer and director, employees, and shareholders.

NOTE 5 – LEASES

The company does not lease facilities under any operating lease arrangement. Intermittently the Company has rented office space on an as needed basis from a related party.

Total rent expense for the months ended December 31, 2024 and 2023 was $6,500 and $0, respectively.

NOTE 6 – NOTES PAYABLE

On September 27, 2024, to formalize the related party working capital advances in Note 4, the Company issued three non-convertible 20% OID notes payable to related parties for a total face value of $1,066,391. The notes were due the earlier of June 27, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The notes do not bear interest but have a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $213,278 and were unsecured.

On October 2, 2024, the Company issued one non-convertible 20% OID note payable to a related party for working capital for a total face value of $62,500. The note is due the earlier of July 2, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $12,500 and was unsecured.

On December 30, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $40,625. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $8,125 and was unsecured.

On December 31, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of 279,878. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $46,646 and were unsecured.

NOTE 7 – INSTAPRIN ACQUISITION

On March 28, 2022, the Company closed on an asset purchase agreement (APA) of Instaprin Pharmaceuticals, Inc.’s (Instaprin), intangible assets, inclusive of U.S. Patent No. 62/794141, International Publication No. 2020/15460 A1 and WO 2020/150685 A1, and the Instaprin U.S. Trademark No. 86274378, trade secrets and proprietary information, all applications for any of the foregoing, commercial and scientist relationships, and any license or agreements granting rights related to the foregoing.

The purchase price for the Acquired Assets (as defined in the APA) was $3,628,325 plus interest thereon, to be paid to the SEC on behalf of Instaprin Pharmaceuticals, Inc. in satisfaction of the SEC’s judgment against the former CEO and Instaprin Pharmaceuticals, Inc., from sales of the product, as follows: 20% from the first $5,000,000 of sales and 10% from sales thereafter until the entire contingent purchase price obligation is satisfied. Additionally, ten percent (10%) of Buyer’s equity was to be delivered at Closing, in proportion to their equity holdings in the Company, to be issued to a Trustee for the former Instaprin Shareholders, along with an additional ten percent (10%) of Buyer’s equity to be issued to the Company’s service providers, pursuant to a stock incentive plan to be adopted. As of December 31, 2023, the Company has not recorded the assets from the APA due to the contingent nature of the transaction.

NOTE 8 – BUSINESS COMBINATION AGREEMENT WITH POWERUP ACQUISITON CORP.

On August 26, 2024, the Company entered into an Agreement and Plan of Merger by and among PowerUp Acquisition Corp., a Cayman Islands exempted company (“PowerUp”), PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), and Stephen Quesenberry, in the capacity as the representative from and after the Effective Time for the Aspire stockholders as of immediately prior to the Effective Time (the “Seller Representative”), (as may be amended and/or restated from time to time, the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, among other things, the parties will effect the merger of Merger Sub with and into Aspire (together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Aspire continuing as the surviving entity and a wholly owned subsidiary of PowerUp.

Prior to the Closing Date, and subject to the satisfaction or waiver of the closing conditions contained in the Business Combination Agreement, Aspire will migrate out of Puerto Rico and domesticate (the “Domestication”) as a Delaware corporation pursuant to Section 6.14 of the Puerto Rico General Corporations Act of 2009.

As consideration for the Business Combination, at Closing, Aspire’s stockholders shall collectively be entitled to receive, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of the combined company’s common stock (“New Aspire Common Stock”) with an aggregate value equal to (a) $316.8 million less (b) the amount by which Aspire’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

The Business Combination Agreement sets forth how certain outstanding securities of Aspire will be treated, or effected at the Effective Time and by virtue of the Business Combination, including with respect to dissenting shares (if any), outstanding warrants, and outstanding shares of preferred stock (which are to be converted immediately prior to the Effective Time into common stock).

NOTE 9 – CONVERTIBLE DEBT

As of December 31, 2024 and December 31, 2023, the Company had no outstanding convertible debt.

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Stock

Preferred Stock

During October 2023, the Company authorized 25,000,000 Series A Preferred Stock with a par value of $0.0001. The series A convertible preferred shares have all rights as common stock, with the exception of voting rights, and can be converted into common shares on a one for one basis upon an IPO or liquidity event.

On March 1, 2024, the Company issued 286,357 shares of Series A Preferred stock to 136 investors under a Reg CF offering at a per share price of $0.80.

On April 16, 2024, the Company issued 35,702 shares of Series A Preferred stock to 6 investors under a Reg D offering at a per share price of $0.80.

As of December 31, 2024 and December 31, 2023, there were 322,059 and 0 shares of Series A Preferred Stock outstanding, respectively.

Common Stock

As of December 31, 2024, the Company had authorized 750,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote on any matter on which action of the stockholders of the corporation is sought.

During May 2023, the Company effectuated a 20:1 stock split and increased the authorized number of shares to 750,000,000.

Common Share Issuances

During the twelve months ended December 31, 2024 and 2023, the Company did not issue any new shares of common stock.

As of December 31, 2024 and December 31, 2023, there were 440,000,000 and 440,000,000 common shares outstanding.

Warrant Issuances

During the year ended December 31, 2024, on a post-split basis, the Company issued 44,000,000 warrants to 9 parties at a per share price of $0.40.

During the year ending December 31, 2023, on a post-split basis, the Company issued 7,500,000 warrants to 7 parties at a per share price of $0.02.

As of December 31, 2024 and December 31, 2023, there were 91,500,000 and 47,500,000 warrants outstanding, respectively, all of which are fully vested.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated its December 31, 2024, financial statements for subsequent events and transactions through February 19, 2025, the date the financial statements were available to be issued for possible disclosure and recognition in the financial statements.

On January 14, 2025, the Securities and Exchange Commission (SEC) approved the effectiveness of the S-4 filing pursuant to the Business Combination Agreement with PowerUp Acquisition Corp.

On January 21, 2025, the Company’s board of directors voted unanimously to immediately convert the outstanding warrants to Aspire common stock in conjunction with the proposed Business Combination Agreement with PowerUp Acquisition Corp.

On January 22, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of October 22, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured.

On January 31, 2025, the Company’s board of directors voted unanimously to de-register as a Puerto Rico corporation and re-domesticate as a Delaware corporation in connection with the Business Combination Agreement with PowerUp Acquisition Corp.

On January 31, 2025, the Company’s board of directors voted unanimously to immediately convert the Series A Preferred stock to Aspire common stock in conjunction with the proposed Business Combination Agreement with PowerUp Acquisition Corp.

On February 7, 2025, the Company’s board of directors voted unanimously to a 15.9538267 for 1 reverse split the Company’s 531,822,059 outstanding common shares in connection with the Business Combination Agreement with PowerUp Acquisition Corp.

On February 13, 2025, the Company entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”).

On February 17, 2025 (the “Closing Date”), Aspire Biopharma Holdings, Inc., a Delaware corporation (f/k/a PowerUp Acquisition Corp.) (the “Company” or “New Aspire”), consummated the previously announced transaction (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated August 26, 2024, as amended by an Amendment Agreement dated September 5, 2024 and a Second Amendment Agreement dated October 9, 2024 . (the “Business Combination Agreement”), by and among the Company, PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”).

On February 17, 2025, as contemplated by the Business Combination Agreement, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of domestication and a certificate of incorporation with the Secretary of State of the State of Delaware, under which the Company was domesticated as a Delaware corporation (the “PowerUp Domestication”).

On February 17, 2025, as contemplated by the Business Combination Agreement. Aspire filed a certificate of dissolution with the Puerto Rico Department of State, together with the necessary accompanying documents, and filed a certificate of domestication and a certificate of incorporation with the Secretary of State of the State of Delaware, under which the Company was domesticated as a Delaware corporation (the “Aspire Domestication”).

On February 17, 2025, as a result of the Business Combination and the other transactions contemplated by the Business Combination Agreement, following the consummation of the PowerUp Domestication and the Aspire Domestication, Merger Sub merged with and into Aspire, with Aspire surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”).

On February 17, 2025, the Company’s new parent company, Aspire Biopharma Holdings Inc. (formerly PowerUp Acquisition Corp.) entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, an entity controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, Aspire Biopharma Holdings Inc. issued 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 which includes a 20% OID. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures), provided that no conversion may be at a price per share less than the floor price of $4.00 per share.

On February 19, 2025, the Company’s application with the Nasdaq Global Market was approved (ticker ASBP) with a projected trading commencement on February 20, 2025.

On February 20, 2025, the newly merged Company’s equity began trading on the Nasdaq Global Markets under the symbol ASBP.

