Form 10-Q
period 2025-03-31
Aspire Biopharma Holdings, Inc.
filed 2025-05-14
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-41293

Aspire Biopharma Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-3467744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

194 Candelaro Drive, #233 Humacao, PR 00791
(Address of Principal Executive Offices, including zip code)

Tel: (908) 987-3002
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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 14, 2025 there were 49,525,970 shares of Common Stock, par value $0.0001 per share and 24,138,302 warrants, each exercisable for one share of common stock of the registrant issued and outstanding.

ASPIRE BIOPHARMA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025
	(UNAUDITED)	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$1,346,543	$3,633
Prepaid expenses and other	618,971	144,356
Total current assets	1,965,514	147,989
TOTAL ASSETS	$1,965,514	$147,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,432,025	310,219
Accrued expenses	319,067	—
Due to affiliate	353,679	—
Notes payable – related party	1,211,346	1,266,832
Other current liabilities	—	111,026
Loan and Transfer notes payable	499,214	—
Subscription Agreement loan	1,878,268	—
Convertible Note	3,175,354	—
Total current liabilities	8,868,953	1,688,077
Forward purchase agreement liability	49,303	—
TOTAL LIABILITIES	8,918,256	1,688,077

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ DEFICIT
Preference shares; $0.0001 par value,10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 490,000,000 shares authorized; 48,900,970 and 27,601,767 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,890	2,760
Additional paid-in capital	11,760,929	1,234,385
Accumulated deficit	(18,718,561)	(2,777,233)
Total shareholders’ deficit	(6,952,742)	(1,540,088)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,965,514	$147,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
OPERATING EXPENSES
General and administrative	$15,073,548	$132,804
Research and development	263,093	10,500
Sales and marketing	219,839	87,666
Loss from operating expenses	(15,556,480)	(230,970)

Other expenses, net:
Interest Expense	(289,931)	—
Change in fair value of derivative liability and convertible notes	(94,917)	—
Total other expenses, net	(384,848)	—

Net loss	$(15,941,328)	$(230,970)

Weighted average shares outstanding of Class A common stock	37,890,189	27,599,529
Basic and diluted net loss per share, Class A common stock	$(0.42)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	440,000,000	$22,000	322,059	$32	$1,215,113	$(2,777,233)	$(1,540,088)
Retroactive application of recapitalization	(412,398,233)	(19,240)	(322,059)	(32)	19,272	—	—
Balance - January 1, 2025	27,601,767	2,760	—	—	1,234,385	(2,777,233)	(1,540,088)
Conversion of warrants	5,735,717	574	—	—	(574)	—	—
Issuance of shares in Business Combination	7,257,513	726	—	—	(3,603,302)	—	(3,602,576)
Issuance of shares under working capital loans and non redemption agreements	5,536,946	554		—	(554)	—	—
Issuance of commitment fee shares under ELOC agreement	1,106,527	110			(110)		—
Stock based compensation	1,662,500	166	—		14,131,084	—	14,131,250
Net loss	—	—	—	—	—	(15,941,328)	(15,941,328)
Balance - March 31, 2025	48,900,970	$4,890	—	$—	$11,760,929	$(18,718,561)	$(6,952,742)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	440,000,000	$22,000	—	$—	$957,500	$(1,467,361)	$(487,861)
Retroactive application of recapitalization	(412,418,421)	(19,242)	—	—	19,242	—	—
Balance - January 1, 2024	27,581,579	2,758	—	—	976,742	(1,467,361)	(487,861)
Issuance of common stock	17,950	2	—	—	229,082	—	229,084
Net loss	—	—	—	—	—	(230,970)	(230,970)
Balance - March 31, 2024	27,599,529	$2,760	—	$—	$1,205,824	$(1,698,331)	$(489,747)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,941,328)	$(230,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	289,931	—
Change in fair value of derivative liabilities	94,917	—
Stock based compensation	14,131,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(389,615)	5,000
Due from related party	(1,027,920)	74,772
Accounts payable	1,121,806	(41,773)
Accrued expenses	80,457	—
Other current liabilities	(111,026)	—
Net cash flows used in operating activities	(1,751,528)	(192,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	229,084
Proceeds from Recapitalization	265,828	—
Proceeds from issuance of convertible notes	3,000,000	—
Proceeds from notes payable - related party	50,000	—
Repayment of notes payable – related party	(221,390)	—
Net cash flows provided by financing activities	3,094,438	229,084

NET CHANGE IN CASH	1,342,910	36,113
CASH, BEGINNING OF THE PERIOD	3,633	11,174
CASH, END OF THE PERIOD	$1,346,543	$47,287

Supplemental disclosure of noncash activities:
Accounts payable, accrued liabilities and other current liabilities combined	$1,577,057	$—
Subscription agreement loans combined	1,828,098	—
Loan and transfer note payable combined	499,214	—
Forward purchase agreement liability combined	49,034	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aspire Biopharma Holdings, Inc.(the “Company” or “Aspire”) was incorporated in Delaware in February 2025. Aspire is an early-stage biopharmaceutical company which engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs.

On August 26, 2024, PowerUp Acquisition Corp. entered into an Agreement and Plan of Merger (as amended from time to time, the “Aspire Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”).

On February 17, 2025 (the “Closing Date”), PowerUp Acquisition Corp.) (the “Company” or “New Aspire”), consummated the previously announced transaction (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated August 26, 2024, as amended by an Amendment Agreement dated September 5, 2024 and a Second Amendment Agreement dated October 9, 2024 (the “Business Combination Agreement”), by and among the Company, PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Stephen Quesenberry, in the capacity as the seller representative (the “Seller Representative”), and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”). In connection with the consummation of the Business Combination (the “Closing”), “PowerUp Acquisition Corp.” changed its name to “Aspire Biopharma Holdings, Inc.” (See Note 4)

NOTE 2. LIQUIDITY AND GOING CONCERN

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $18,718,561 as of March 31, 2025. As of March 31, 2025, working capital deficit was $6,903,439 and cash was $1,346,543.

With the consummation of the Business Combination as described above) and Subscription Agreements (as described above), the Company received proceeds of approximately $265,827 in February 2025, after giving effect to PowerUp’s stockholder redemptions and payment of transaction expenses, $100,000,000 pursuant to the Company’s ELOC Agreement (as defined below) as detailed in Part II Item 2 in the section titled Unregistered Sales of Equity Securities, and an additional $3,000,000 after the consummation of the Business Combination. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on April 7, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future period.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates included in these financial statements are the determination of the fair value of the subscription agreements and convertible notes. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

Operating expenses, inclusive of general and administrative costs, research and development costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in the trust account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Fair Value of Financial Instruments

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels:

●	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3: Inputs are unobservable for the asset or liability.

The carrying amounts of certain financial instruments, such as cash equivalents, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected fair value accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the condensed consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Research and Development Cost

The Company accounts for research and development cost (“R&D”) in accordance with FASB ASC Topic 730, “Research and Development.” R&D represents costs incurred in performing research aimed at the discovery of new knowledge and the advancement of techniques to bring significant improvements to products and processes. Costs incurred in developing a product include consulting and other professional fees.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) per Ordinary Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average shares outstanding at the end of the period. Diluted income (loss) per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three months ended March 31, 2025 and March 31, 2024, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At March 31, 2025 and December 31, 2024, potentially dilutive securities includes the public and private placement warrants.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees and vendors in accordance with ASC 718 by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the guidance effective December 31, 2024 for the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segment identified and additional required disclosures have been included in these financial statements (see Note 3).

Recently Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. This accounting standard update is not expected to have a material impact on our condensed consolidated financial statements as the amendments align with our existing policy.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.

NOTE 4. RECAPITALIZATION

On August 26, 2024, PowerUp Acquisition Corp. (‘PowerUp”) entered into an Agreement and Plan of Merger (as amended from time to time, the “Business Combination Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On the Closing Date, Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Business Combination, Aspire Biopharma, Inc became a wholly owned subsidiary of New Aspire. In accordance with the terms and subject to the conditions of the Business Combination Agreement and the Proposed Charter, at Closing Date, the Aspire Biopharma, Inc Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Biopharma, Inc Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

To the satisfaction or waiver of the conditions of the Business Combination Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also prior to the Closing Date, Aspire Biopharma, Inc deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

In connection with the PowerUp Domestication, prior to the consummation of the Business Combination (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Class A Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”). Immediately following the PowerUp Domestication, (i) the New Aspire Class A Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Business Combination. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Immediately prior to the effective time of the consummation of the Business Combination, Aspire Biopharma, Inc caused (i) each share of Aspire Biopharma, Inc Preferred Stock that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of Aspire Common Stock at the then-effective conversion rate (the “Preferred Conversion”). All of the shares of Aspire Preferred Stock converted into shares of Aspire Common Stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc Preferred Stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc Preferred Stock. Aspire Biopharma, Inc caused each Aspire Biopharma, Inc Warrant to be terminated in exchange for shares of Aspire Common Stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date), the Business Combination was consummated. In connection with the consummation of the Business Combination ( PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 million, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share ( See Note 8).

In connection with the Business Combination, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc each entered into a non-competition agreement and lock-up agreements with the Company.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc was treated as the accounting acquirer. Aspire Biopharma, Inc has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

●	Aspire Biopharma Inc’s existing stockholders will have more than 64.4% of the voting interest of New Aspire under both the no redemption and maximum redemption scenarios;

●	Aspire Biopharma Inc’s senior management will comprise the senior management of New Aspire;

●	the directors nominated by Aspire will represent the majority of the board of directors of New Aspire;

●	Aspire Biopharma Inc’s operations will comprise the ongoing operations of New Aspire; and

●	New Aspire will assume Aspire’s name.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which Aspire is issuing stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Aspire Biopharma, Inc.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $811,370 as a result of the Business Combination, offset by total transaction costs of $545,543. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ deficit for the three months ended March 31, 2025:

Cash-trust and cash, net of redemptions	$811,370
Less: transaction costs, paid	(545,543)
Net proceeds from the Business Combination	265,827

Less: accounts payable, accrued liabilities and other current liabilities combined	(1,577,057)
Less: Subscription agreement loans combined	(1,828,098)
Less: Loan and transfer note payable combined	(499,214)
Less: Forward purchase agreement liability combined	(49,034)

Add: other, net	85,000
Reverse recapitalization, net	$(3,602,576)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

PowerUp Class A common stock, outstanding prior to the Business Combination	7,765,144
Less: Redemption of PowerUp Class A common stock	(507,631)
Class A common stock of PowerUp	7,257,513
PowerUp Class B common stock, outstanding prior to the Business Combination	-
Business Combination Class A common stock	7,257,513
Issuance of shares related working capital agreements	3,749,984
Aspire Biopharma, Inc Shares	35,000,000
Class A and B Common Stock immediately after the Business Combination	46,007,497

The number of Aspire Biopharma, Inc shares was determined as follows:

	Aspire Biopharma, In Shares	Aspire’s Shares after conversion ratio
Class A Common Stock issued to existing Aspire Biopharma, Inc Shareholders	531,822,059	33,337,500
Class A Common Stock obligation shares issued	-	1,662,500
	531,822,059	35,000,000

Public and private placement warrants

The 14,374,969 Public Warrants issued at the time of PowerUp’s initial public offering, and 9,763,333 warrants issued in connection with private placement at the time of PowerUp’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

Redemption

Prior to the closing of the Business Combination, certain PowerUp public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 507,631 shares of PowerUp Class A common stock for an aggregate payment of $5,882,859.

NOTE 5. RELATED PARTY TRANSACTIONS

Loan and transfer agreements

In order to finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain affiliates of PowerUp loaned monies for working capital purposes (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On December 21, 2023, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to PowerUp. As of March 31, 2025 and December 31, 2024, there was $250,000 and $250,000 in borrowings under the agreement, respectively. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date consummation of the Business Combination.

On January 9, 2024, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee”), pursuant to which Apogee loaned an aggregate of $50,000 to the New Sponsor, and, in turn, the New Sponsor loaned the $50,000 to the Company.

On January 10, 2024, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”), pursuant to which Sheth loaned an aggregate of $149,214 to the New Sponsor and the New Sponsor loaned $149,214 to PowerUp.

On December 3, 2024, the Company entered into a second Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee 2”), pursuant to which Apogee 2 loaned an aggregate of $50,000 to the New Sponsor and the New Sponsor loaned $50,000 to the Company.

On February 17, 2025, the Company assumed $499,214 of liabilities related to these working capital loans. At the close of the Business Combination, Apogee was issued 50,000 Class A Common Stock as commitment fees pursuant to the Apogee Agreement. As of March 31, 2025, there was $499,214 outstanding under the loan and transfer agreements.

Subscription Agreements

On March 5, 2024, PowerUp entered into four separate Subscription Agreements (each, a “First Subscription Agreement”) with the New Sponsor, Visiox, VKSS Capital, LLC, an affiliate of, and an entity under common control with, the New Sponsor (the “Affiliate”), and four separate investors (each, an “Investor”), whereby the Investors collectively contributed to New Sponsor a total of $1,000,000 (the “First Contribution”). The New Sponsor utilized the First Contribution to support PowerUp’s previously anticipated business combination with Visiox by funding certain obligations to Visiox pursuant to the Secured Convertible Promissory Note, dated December 1, 2023, issued by Visiox to the New Sponsor (the “Visiox Convertible Note”) (together, all loans and advances, the “March Loan”).

On May 9, 2024, PowerUp entered into four separate Subscription Agreements (each, a “Second Subscription Agreement”) with the New Sponsor, the Affiliate, and four separate Investors, whereby, the Investors collectively contributed to the New Sponsor a total of $500,000 (the “Second Contribution”) and, in turn, the New Sponsor loaned $500,000 to PowerUp (the “May Loan”).

PowerUp accounted for the First Subscription Agreements and Second Subscription Agreements under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Lender have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model. At the close of the Business Combination, 1,750,000 of commitment fee shares owing to the Investors under these agreements were transferred by affiliates to the Investors.

On February 17, 2025, the Company assumed $1,500,000 of debt under the First Subscription Second Subscription Agreements. At March 31, 2025, $1,500,000 owing under these agreements is included in subscription agreement loan balance on the condensed consolidated balance sheet.

Due to affiliate

On February 17, 2025, the Company assumed $353,679 of liabilities due to the sponsor of PowerUp and related to administrative services fees and a residual balance due from IPO proceeds. As of March 31, 2025 the balance of $353,679 is accrued in due to affiliate balance on the condensed consolidated balance sheet. The balance is due on demand.

Notes payable – related party

During the years ended 2024 and 2023, Aspire Biopharma, Inc incurred expenses and costs related to officer and director compensation, rental of office space, reimbursable expenses paid by affiliates and non interest bearing working capital loans. As discussed in Note 6, In 2024, Aspire Biopharma, Inc issued three notes payable to formalize these advances. At March 31, 2025 and December 31, 2024, total balance of $1,211,346 and $1,266,832 inclusive of unamortized debt discount is included in subscription agreement loan on the accompanying condensed consolidated balance sheet.

NOTE 6. NOTES PAYABLE

As discussed in Note 5 above, on September 27, 2024, to formalize the related party working capital advances, Aspire Biopharma, Inc issued three non-convertible 20% original issues discount (“OID”) notes payable to related parties for a total face value of $1,066,391. The notes were due the earlier of June 27, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The notes do not bear interest but have a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $213,278 and were unsecured. For the three months ended March 31, 2025, total amortized debt discount of $74,226 was included in interest expense on the accompanying condensed consolidated income statement.

On October 2, 2024, the Company issued one non-convertible 20% OID note payable to a related party for working capital for a total face value of $62,500. The note is due the earlier of July 2, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $12,500 and was unsecured. For the three months ended March 31, 2025, total amortized debt discount of $4,121 was included in interest expense on the accompanying condensed consolidated income statement.

On December 30, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $40,625. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $8,125 and was unsecured. For the three months ended March 31, 2025, total amortized debt discount of $2,679 was included in interest expense on the accompanying condensed consolidated income statement.

On December 31, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $279,878. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $46,646 and were unsecured. For the three months ended March 31, 2025, total amortized debt discount of $11,620 was included in interest expense on the accompanying condensed consolidated income statement.

On January 22, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of October 22, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured. For the three months ended March 31, 2025, total amortized debt discount of $1,557 was included in interest expense on the accompanying condensed consolidated income statement.

On February 13, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of November 13, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured. For the three months ended March 31, 2025, total amortized debt discount of $1,557 was included in interest expense on the accompanying condensed consolidated income statement.

The following table reflects the outstanding balances of each note issuance at March 31, 2025 and December 31, 2024.

Issuance date	March 31, 2025	December 31, 2024
September 27, 2024	367,045	444,369
October 2, 2024	60,342	65,513
December 30, 2024	35,883	38,569
December 31, 2024	694,820	718,381
January 22, 2025	26,940	-
February 13, 2025	26,316	-
Total	1,211,346	1,266,832

NOTE 7. SUBSCRIPTION AGREEMENT LOANS

Blackstone Subscription Agreement

On December 18, 2024, and effective December 13, 2024, the PowerUp entered into (i) a subscription agreement (the “Blackstone Subscription Agreement”), (ii) a promissory note (the “Blackstone Note”), and (iii) a registration rights agreement (the “RRA”) with Blackstone Capital Advisors, Inc. (“Blackstone”), an entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman (all transactions contemplated by such agreements, collectively, the “Blackstone Transaction”). Pursuant to the terms of the Blackstone Transaction, Blackstone may loan up to an aggregate principal amount of $500,000 to the Company, with an original issue discount of twenty percent (20%). The maturity date of the Blackstone Note is the earlier of (i) June 1, 2025 or (ii) the date that the Company receives gross proceeds of at least $5,000,000 in an offering of its debt or equity securities. The principal amount of the Blackstone Note bears interest at a rate per annum of ten percent (10%). Interest will be due and payable on the maturity date. Additionally, the Company will pay Blackstone an exit fee equal to ten percent (10%) of the principal amount and accrued interest on the maturity date. Upon the closing of the Business Combination, the Sponsor will transfer three Class A ordinary shares of PowerUp to Blackstone for each dollar loaned under the Blackstone Transaction (the “Commitment Shares”). On February 17, 2025, the Blackstone Subscription Agreement was amended ( the “Amended Blackstone Subscription Agreement”) to fix the commitment shares to 1,795,000. The commitment shares were issued at the close of the Business Combination. to Pursuant to the RRA, the Company has agreed to register the Commitment Shares with the SEC in any registration statement filed by the Company in connection with a Qualified Offering (as defined in the Blackstone Subscription Agreement), if any. On February 17, 2025, a fair value of 437,888 inclusive of principal balance loaned of $423,474 was assumed under this agreement. At March 31, 2025 total fair value of $378,268 inclusive of unamortized debt discount of $65,452 is included in subscription agreement loan on the accompanying condensed consolidated balance sheet.

First and Second Subscription Agreements

As discussed in Note 5 On March 5, 2024 and May 9. 2024, PowerUP entered into the First Subscription Agreements and the Second Subscription agreements, respectively. At March 31, 2025, $1,500,000 owing under these agreements is included in subscription agreement loan balance on the condensed consolidated balance sheet.

NOTE 8. CONVERTIBLE NOTES

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, an entity controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued 20% original issue discount senior secured convertible debentures (“Convertible Debentures”) in an aggregate principal amount of $3,750,000 which includes a 20% OID. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures), provided that no conversion may be at a price per share less than the floor price of $4.00 per share. At the close of the Business Combination, 2,106,527 of commitment fee shares owing to the Investors under these agreements were transferred by affiliates to the Investors.

The Company analyzed for the Securities Purchase Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedgings” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary. As a result, all debt proceeds received have been recorded using the fair value method of accounting under ASC 825, “Fair Value Measurement”. Pursuant to ASC 825, the Company recorded the fair value of the subscription liability on the condensed consolidated balance sheets using the fair value method. The initial fair value of the subscription liability at issuance was estimated using a Monte Carlo Model. At March 31, 2025, the fair value of $3,175,354 of the Securities Purchase agreement is included in Convertible Notes on the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2025, $86,538 debt discount amortized was included in interest expense on the condensed consolidated statement of income. For the three months ended March 31, 2025, change in fair value of $88,816 was included in change in fair value of derivatives on the condensed consolidated statement of income.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2022. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On May 13, 2025, the Company filed a Registration Statement on Form S-1 to register 2,929,000 of the outstanding 9,763,333 Private Placement Warrants.

Equity Line of Credit (“ELOC”) Agreement

On February 13, 2025, PowerUp entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”). In consideration for the Investor’s execution and delivery of this ELOC Agreement, the Company shall issue or cause to be issued to Arena 2,000,000 Common Shares (the “Commitment Fee Shares”) on the date hereof, of which 893,473 shall be freely tradable upon the closing the Business Combination.

At close of the Business Combination, the Company assumed $49,034 of forward purchase agreement liability under this agreement. For the three months ended March 31, 2025, change in fair value of the purchase agreement of $269 was included in change in fair value of derivatives and convertible notes on the accompanying condensed statement of income. At March 31, 2025, the balance of $49,303 is included in forward purchase agreement liability on the accompanying condensed balance sheet.

Convertible Promissory Note

On October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and Sponsor agreed that Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox BCA. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a Business Combination. At March 31, 2025, the promissory note fee is still outstanding and payable.

NOTE 10. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue 490,000,000 Class A common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 48,900,970 and 27,601,767 Class A common stock issued and outstanding, respectively.

PowerUp Warrants

As part of the PowerUp initial public offering (“IPO”), PowerUp issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PowerUp completed the private sale of 9,763,333 Private Placement warrants where each warrant allows the holder to purchase one share of the Company’s Class A common stock at $11.50 per share. At March 31, 2025, there are 14,374,969 Public Warrants and 9,763,333 Private Placement warrants outstanding.

The Public Warrants will become exercisable commencing 30 days after the consummation of the Business Combination.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable, or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

The Company has determined that warrants issued in connection with its IPO in February 2022 are subject to treatment as equity. Upon the closing of the Business Combination, in accordance with the guidance contained in ASC 815 , the warrants continue to be equity classified.

Stock based compensation

On February 29, 2024, Aspire Biopharma, Inc entered Corporate advisory agreement with an advisory firm, pursuant to which the advisory firm will receive 6% of the amount shares outstanding after the close of the Business Combination as compensation for advisory services to support the Company’s efforts related to the Business Combination. On January 3, 2025, the agreed upon compensation was reduced to 4.75% of the amount of shares outstanding after the close of the Business Combination. In February 2025, 1,662,500 shares of the 35,000,000 Business Combination shares were issued to the affiliated company under this agreement. The issuance of these shares to the service advisors is subject to ASC 718. Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Stock-based compensation of $14,131,250 was recognized in general and administrative expenses upon consummation of the Business Combination in February 2025 based on the grant date fair value per share. The fair value was determined by applying a 15% discount for lack of marketability to the market price of the share on date of grant.

Aspire Biopharma warrants

During the years ended December 31, 2024 and December 31, 2023, on a post-split basis, Aspire Biopharma, Inc issued 44,000,000 at a per share price of $0.40 and 7,500,000 warrants at an average per share price of $0.13, respectively. As of December 31, 2024 all warrants issued were fully vested. As of December 31, 2024, there were 91,500,000 warrants outstanding. On January 21, 2025 the 91,500,000 warrants were converted into 91,500,000 shares of Aspire Biopharma Inc. common stock, which, on the Business Combination date, were subsequently converted into 5,735,717 Class A common stock of the Company.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other Observable	Significant Other Unobservable
		Active Markets	Inputs	Inputs
March 31, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Subscription financial liabilities	3	$—	—	$1,878,268
Convertible Notes	3	—	—	3,175,354
Loan and Transfer note payable	3	$—	—	$499,214
Forward Purchase Agreement liabilities	3	—	—	49,303

As discussed in Note 7, the fair values of the subscription liabilities related to advances made to, or on behalf of the Company under such agreements, are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10).

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

The key inputs of the models used to value the Company’s Subscription Agreement loan were:

Inputs	March 31, 2025
Term Remaining	-
Share Price	$0.58
Risk-Free Rate	4.38%

The change in the fair value of Subscription Agreement loans measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Assumed in Business Combination	1,828,098
Change in fair value	50,170
Subscription Agreement loans at March 31, 2025	$1,878,268

As discussed in Note 6, the Company fair values the Loan and Transfer notes payable are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the three months ended March 31, 2025; therefore, no valuation was required.

The change in the fair value of Loan and Transfer notes payable measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Assumed in Business Combination	499,214
Change in fair value	-
Subscription Agreement loans at March 31, 2025	$499,214

As discussed in Note 7, the convertible notes are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The Financial Liabilities are valued under a Monte Carlo Model. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The key inputs of the models used to value the Company’s convertible notes as of March 31, 2025 were:

Inputs	March 31, 2025
Term Remaining	0.88
Share Price	$0.58
Risk-Free Rate	13.21%

The change in the fair value of the convertible notes measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Fair value at issuance	3,000,000
Change in fair value	175,354
Subscription Agreement loans at March 31, 2025	$3,175,354

As discussed in Note 9, the forward purchase agreement are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the three months ended March 31, 2025; therefore, no valuation was required.

The change in the fair value of the forward purchase agreement measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Assumed in Business Combination	49,034
Change in fair value	269
Subscription Agreement loans at March 31, 2025	$49,303

NOTE 12. SEGMENT INFORMATION

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

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash	$1,346,543	$3,633

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$15,073,548	$132,804
Other Expenses, net	$384,848	$-

General and administrative expenses and other expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

NOTE 13. SUBSEQUENT EVENTS

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

Nasdaq Notices

On April 16, 2025, the Company received two letters from the Nasdaq Stock Exchange LLC (“Nasdaq”), each addressing a separate compliance deficiency under the Nasdaq Listing Rules. The first letter notified of the deficiency with regard to Rule 5450(b)(2)(A) (the “MVLS Notice”), which requires a company, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard”, to maintain a, minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was caused by the Company’s MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), the Company is entitled to a 180-day period, ending on October 13, 2025, to rectify the deficiency. In order to do so, the Company must achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days.

The second letter notified of the deficiency with regard to Rule 5450(a)(1) (the “Bid Price Notice” together with the MVLS Notice, the “Notices”), which requires the Company to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) for continued listing on The Nasdaq Global Market.

In the event that the Company does not regain compliance with the Listing Requirements prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel. Alternatively, the Company may apply for a transfer of the listing of its securities to The Nasdaq Capital Market, provided that the Company then meets the continued listing requirements on The Nasdaq Capital Market.

The Company is considering actions that it may take in response to these Notices to regain compliance with the continued listing requirements, but no decisions about a response have been made at this time. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Default Notices and Settlement Agreement

On April 1, 2025, the Company received two default notices, first citing failure to timely file the Company’s Form 10-K by March 31, 2025 and for late filing of the Form S-1, as required by Blackstone Subscription Agreement discussed in Note 7, and second citing a cross default to the Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC as described in Note 9, both entities controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025. The Company maintains that it was not in default at any time since the Company filed Form NT 10-K and the required filings were made within the automatic extension period.

On April 24, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and their affiliates (collectively, the “Lenders”) to resolve all matters related to previously issued notices of default and to amend certain outstanding loan agreements. Pursuant to the Agreement, the Lenders withdrew and cancelled all prior notices of default and acceleration previously delivered to the Company on April 1, 2025. Any alleged previous defaults under the Company’s loan agreements were deemed cured, and all previous accelerations of payment were rendered null and void. The Company maintains that it was not in default at any time. Additionally, the Agreement provides for an extension of the maturity dates of key promissory notes by seventy-five (75) days, extending the earliest maturity date to August 15, 2025, and amending additional notes to extend their maturity dates to September 10, 2025.

In connection with the Agreement, the Company agreed to issue 625,000 shares of common stock to Blackstone Capital Advisors, Inc. and to register those shares, along with certain other restricted securities, through the filing of a registration statement on Form S-1 no later than May 13, 2025. The Company also agreed to remove lock-up restrictions on certain shares held by Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and Thor Special Situations LLC, enabling such shares to be made eligible for transfer to the Direct Registration System. The Lenders also agreed to enter into lock-up/leak-out agreements governing the sale of Company shares through August 20, 2025, with sale limitations tied to the Company’s daily trading volume, as detailed in the Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, and our audited financial statements as of the year ended December 31, 2024, included in Form 8-K filed with the SEC on February 20, 2025

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Aspire,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination (as defined below), the business and operations of Aspire Biopharma Holdings, Inc (formerly PowerUp Acquisition Corp.) and its consolidated subsidiaries, and (ii) prior to the Business Combination, Aspire Biopharma, Inc (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Overview

We are an early-stage biopharmaceutical company. As a Delaware corporation formed in February 2025, the Company engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs. Prior to our Business Combination we were a privately held Puerto Rico corporation incorporated in September 2021.

On February 17, 2025, we completed our Business Combination with Aspire Biopharma Holdings, Inc. (“Aspire”).

Growth Strategy and Outlook

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for preclinical studies, clinical trials, and sale, and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers. Although we rely on contract manufacturers, we have personnel with manufacturing experience to oversee our relationships with contract manufacturers.

We entered into a development and manufacturing agreement with a contract manufacturer, Glatt, in the fourth quarter of 2024, under which Glatt produced sufficient quantities of our high-dose sublingual aspirin product (sometimes referred to informally herein as “Instaprin” for ease of reference) for our clinical trials required to obtain FDA approval to market the product and complete clinical trials. While we believe that Glatt is capable of producing the drug product to support our aspirin product development plan, including our planned clinical trials, we believe there are a number of alternative third-party manufacturers that have similar capabilities and would be capable of providing sufficient quantities of drug product for our aspirin development plan. Glatt currently has the capabilities to manufacture our aspirin drug product for potential commercial use, however, their current capacity may be insufficient to meet our planned needs and may require us to engage additional or alternative third-party manufacturers in the future. In addition, we have entered into a fill-and-finish agreement with a contract manufacturer to convert the aspirin product manufactured by Glatt into packaged drug product that can be utilized in clinical trials. We believe that both Glatt and the fill-and-finish contract manufacturer are compliant under current good manufacturing practice, or cGMP, requirements and have experience with cGMP inspections of their respective facilities.

We are using drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. An initial trial is taking place to study the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This initial trial is expected to enroll at least eight healthy adult volunteers with each dose separated by a washout period of seven days and will provide information required to (i) select the optimal drug product formulation and (ii) inform the design of a second clinical trial to support FDA approval. We plan to design a second clinical trial to demonstrate that sublingual administration of the final selected aspirin formulation delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin, but faster and without gastro-intestinal toxicity associated with oral aspirin. This clinical trial should end by June 30, 2025.

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

Our Products

The Company has developed and acquired disruptive sublingual delivery technologies that are a Novel Soluble Formulation which address emergencies and drug efficacy, dosage management, and response time. In March 2023, the Company filed application number 63/456,290 with the United States Patent and Trademark Office (“USPTO”) with the goal of securing patent protection for its new technology and aspirin formulation. The Company’s new patent pending formulation is a significant improvement on the previous formulation which was acquired by the Company through the Instaprin Pharmaceuticals, Inc. acquisition (described below). This technology will facilitate development of any number of products in a soluble, PH neutral, fast acting powder or granule form which has been developed by using our patent pending formulation, and “trade secret” process. Aspire’s drug delivery comes from a new mechanism of action (absorption pathway) which allows for rapid sublingual absorption. The benefits of “rapid absorption” are to provide nearly instant treatment impact and also allows high dose absorption. The Company’s patent pending delivery system includes components specifically formulated to allow rapid sublingual absorption of drugs into the blood stream, thus by-passing the gastrointestinal tract. A second patent application was filed in October 2024 for a high-dose version of our sublingually administered aspirin product (application number 63/702,381) using a micelle variation on our technology which can be used with a variety of substances.

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

Additionally, an OTC FDA Monograph permit would allow for an expedited “go to market” so long as the aspirin product is available as an “over-the-counter” drug and has a monograph on the safety profile and claims that may be made as authorized by the FDA. The Company must follow the issues within the OTC Monograph and may “go to market” if the Company does follow those requirements. If the Company’s drug product, claims, warnings and other issues follow the statements in the Monograph, then the product would be deemed to be “Compliant”. Our FDA counsel has had informal communications with the FDA in 2024 regarding the possibility of Aspire selling an OTC Monograph product but being able to drop one warning (regarding gastric issues), and those discussions will continue (a written approval of this possibility would be the “ruling” we seek). The Company may decide to sell the aspirin product and be consistent with the Monograph. While the OTC Monograph doesn’t permit the claim “sublingual administration” of the drug, the Company could offer the product as an oral administration (at first, if it chooses to early-market an OTC product consistent with the monograph) and may discuss with FDA the value of sublingual administration as an exception to the monograph.

Current Development Status of Aspire’s aspirin product

Aspire’s cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt used this batch to finalize the packaging and manufacturing process, and to provide the products to be used in the current clinical tests which are taking place in Florida and will end by June 30, 2025. Glatt’s scientific team will also be conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose sublingual aspirin product.

Aspire’s consultants have completed (1) a comprehensive review of relevant regulatory issues and regulatory strategy (including regulations, guidance documents, FDA reviews of approved NDAs for other relevant products, Pediatric Research Equity Act requirements, FDA’s trade name approval requirements, opportunities for accelerated regulatory processes, etc.), (2) a comprehensive summary of relevant safety, efficacy and pharmacokinetic data to support IRB approvals, IND, and 505(b)(2) NDA approval, (3) a target product profile (including product description, composition, strength, route of administration, prescription v. OTC, indications, dosing and claims to differentiate from other aspirin products), and (4) an integrated product development plan (including plans to support each module of an NDA submission: CMC, preclinical safety, human PK, clinical safety, clinical efficacy, timelines, critical path, Gantt chart, etc.). These reviews were done in preparation for Aspire’s communication with the FDA, its clinical testing, and its NDA.

Aspire is currently conducting an in vivo single-dose bioavailability study in healthy human volunteers which should end by June 30, 2025 (“Trial 1”). This clinical trial is evaluating pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Aspire’s sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) will be evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to design a pivotal Trial 2, if needed, to support filing of an NDA. Trial 1 will be exempt from Investigational New Drug (IND) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor.

Following completion of Trial 1, Aspire intends to submit a section 505(b)(2) NDA for its high-dose aspirin product. Aspire plans to propose a later clinical trial—for purposes of further FDA applications— (“Trial 2”) in approximately 24 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Aspire’s high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for Trial 2 would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints Trial 2 will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of Aspire’s aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Following completion of Trial 2, Aspire intends to submit a section 505(b)(2) NDA for Aspire’s aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating Aspire’s aspirin from standard oral aspirin based on TXB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses. In the next two quarters, Aspire will develop and validate the manufacturing process based on this formulation. Aspire may conduct a limited pharmokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for Melatonin, which is sold as a supplement. Melatonin is a wildly popular sleep aid and Aspire has begun exploring licensing possibilities. This formulation will be patent protected in due course.

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. In the first three quarters of 2025, Aspire intends to develop and validate a manufacturing process and conduct a limited pharmokinetic study. These products will be patent protected in due course.

Testosterone: Aspire’s scientists have developed a formulation for sublingually administered testosterone. A patent application for the formulation will be filed in due course. In the third and fourth quarters of 2025, subject to funding, Aspire will develop and validate the manufacturing process based on this formulation, and produce a cGMP batch for use in clinical testing and a stability study. Aspire will conduct a Phase One clinical test in approximately the fourth quarter of 2025 for pharmokinetical validation of product properties, using approximately eight volunteers, and to establish criteria for an NDA with the FDA. Aspire anticipates, based on these results, to request a pre-IND meeting with the FDA in the first quarter of 2026, followed by Phase Two clinical testing. Aspire anticipates this testing to use approximately 32 volunteers. Aspire intends to submit an NDA for the testosterone product under 505(b)(2) to the FDA in the first or second quarter of 2026. Testosterone is not a candidate for fast-track approval, so the NDA approval process will likely take as much as three years.

Semaglutide: Aspire’s scientists are in the final phases of developing a working formulation for a sublingual semaglutide product. The timeline to market will be similar to that of testosterone, above, as semaglutide is not likely a candidate for fast-track approval.

Caffeine Products: Aspire’s scientific team has developed a working formula for a single dose sublingual pre-workout supplement as well as a single dose “coffee or soda replacement” with health benefits, using its patent-pending sublingual absorption technology. Aspire has manufactured trial runs of this supplement and has been conducting consumer and safety testing in Q2 2025. Aspire has entered into a manufacturing agreement with Desert Stream, Inc., a nutrition and supplement manufacture with much experience in caffeine products. Aspire and Desert Stream have developed a half dozen flavors of the product. Aspire intends to launch this product into the market approximately July 1, 2025. Aspire has registered two trademarks that it intends to use with these products and obtained appropriate domain names as well.

Other Products: Aspire’s scientists are currently considering formulations for anti-nausea products, anti-psychotic products, ED drugs, seizure medication, and several other classes of drugs, all using our sublingual mode of administration. We anticipate taking several of these products to market as the research and development dictates, as well as market conditions and company funding.

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

Recent Development

Recapitalization

On August 26, 2024, PowerUp Acquisition Corp. (‘PowerUp”) entered into an Agreement and Plan of Merger (as amended from time to time, the “Business Combination Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On the Closing Date, Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Business Combination, Aspire Biopharma, Inc became a wholly owned subsidiary of New Aspire. In accordance with the terms and subject to the conditions of the Business Combination Agreement and the Proposed Charter, at Closing Date, the Aspire Biopharma, Inc Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Biopharma, Inc Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

To the satisfaction or waiver of the conditions of the Business Combination Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also prior to the Closing Date, Aspire Biopharma, Inc deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

In connection with the PowerUp Domestication, prior to the consummation of the Business Combination (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Class A Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”). Immediately following the PowerUp Domestication, (i) the New Aspire Class A Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Business Combination. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Immediately prior to the effective time of the consummation of the Business Combination, Aspire Biopharma, Inc caused (i) each share of Aspire Biopharma, Inc Preferred Stock that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of Aspire Common Stock at the then-effective conversion rate (the “Preferred Conversion”). All of the shares of Aspire Preferred Stock converted into shares of Aspire Common Stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc Preferred Stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc Preferred Stock. Aspire Biopharma, Inc caused each Aspire Biopharma, Inc Warrant to be terminated in exchange for shares of Aspire Common Stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date), the Business Combination was consummated. In connection with the consummation of the Business Combination ( PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 million, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share ( See Note 9).

In connection with the Business Combination, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc each entered into a non-competition agreement and lock-up agreements with the Company.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc was treated as the accounting acquirer. Aspire Biopharma, Inc has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

●	Aspire Biopharma Inc’s existing stockholders will have more than 64.4% of the voting interest of New Aspire under both the no redemption and maximum redemption scenarios;

●	Aspire Biopharma Inc’s senior management will comprise the senior management of New Aspire;

●	the directors nominated by Aspire will represent the majority of the board of directors of New Aspire;

●	Aspire Biopharma Inc’s operations will comprise the ongoing operations of New Aspire; and

●	New Aspire will assume Aspire’s name.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of a capital transaction in which Aspire is issuing stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Aspire Biopharma, Inc.

Equity line of credit Agreement

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

During the Commitment Period, the Company may direct Arena to purchase ELOC Shares by delivering a notice (an “Advance Notice”) to Arena. The Company shall, in its sole discretion, select the amount of ELOC Shares requested by the Company in each Advance Notice. However, such amount may not exceed the Maximum Advance Amount (as defined in the ELOC Agreement). The purchase price to be paid by Arena for the ELOC Shares will be ninety-six percent (96%) of the VWAP (as defined in the ELOC Agreement) of the Company’s common stock during the trading day commencing on the date of the Advance Notice, subject to adjustment pursuant to the terms of the ELOC Agreement; provided, however, that the purchase price will never be less than the floor price of $4.00 per share.

In consideration for Arena’s execution and delivery of the ELOC Agreement, the Company agreed to issue or cause to be issued or transferred to Arena 1,893,473 shares of common stock (the “ELOC Commitment Shares”), of which 786,946 will be freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby the Investors’ sales may not exceed 15% of the daily trading volume of the common stock on the date of sale. Under the ELOC Agreement, the Company also agreed to, no later than ten (10) business days following the Closing of the Business Combination, file with the SEC a registration statement for the resale by Arena of the ELOC Shares and the ELOC Commitment Shares, and to file one or more additional registration statements if necessary.

Securities Purchase Agreement

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 million, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share.

The closing was consummated on February 20, 2025 (the “SPA Closing”) and the Company issued to the Investors Debentures in an aggregate principal amount of $3,750,000 (the “Closing Debentures”). The Closing Debentures were sold to the Investors for a purchase price of $3,000,000, representing an original issue discount of twenty percent (20%). The Company may issue additional Debentures under the terms of the Securities Purchase Agreement if the Requisite Holders agree. Any such additional closings would be in such amounts as the Company and the Requisite Holders mutually agree upon and would be subject to substantially the same closing conditions as the Closing Debentures.

As consideration for the Investors’ consummation of the SPA Closing, concurrently with the SPA Closing, the Company delivered, or caused to be delivered, to each Investor its pro rata portion of 2,106,527 shares of common stock (“SPA Commitment Shares”), of which 1,000,000 will be freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby each Investor’s sales may not exceed 15% of the daily trading volume of the common stock on the date of sale.

Nasdaq Notices

On April 16, 2025, the Company received two letters from the Nasdaq Stock Exchange LLC (“Nasdaq”), each addressing a separate compliance deficiency under the Nasdaq Listing Rules. The first letter notified of the deficiency with regard to Rule 5450(b)(2)(A) (the “MVLS Notice”), which requires a company, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard”, to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was caused by the Company’s MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), the Company is entitled to a 180-day period, ending on October 13, 2025, to rectify the deficiency. In order to do so, the Company must achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days.

The second letter notified of the deficiency with regard to Rule 5450(a)(1) (the “Bid Price Notice” together with the MVLS Notice, the “Notices”), which requires the Company to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) for continued listing on The Nasdaq Global Market.

In the event that the Company does not regain compliance with the Listing Requirements prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel. Alternatively, the Company may apply for a transfer of the listing of its securities to The Nasdaq Capital Market, provided that the Company then meets the continued listing requirements on The Nasdaq Capital Market.

The Company is considering actions that it may take in response to these Notices to regain compliance with the continued listing requirements, but no decisions about a response have been made at this time. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Default Notices and Settlement Agreement

On April 1, 2025, the Company received two default notices, first citing failure to timely file the Company’s Form 10-K by March 31, 2025 and for late filing of the Form S-1, as required by Blackstone Subscription Agreement discussed in Note 8, and second citing a cross default to the Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC as described in Note 9, both entities controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025. The Company maintains that it was not in default at any time since the Company filed Form NT 10-K and the required filings were made within the automatic extension period.

On April 24, 2025, the   Company entered into a settlement agreement (the “Settlement Agreement”) with Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and their affiliates (collectively, the “Lenders”) to resolve all matters related to previously issued notices of default and to amend certain outstanding loan agreements. Pursuant to the Agreement, the Lenders withdrew and cancelled all prior notices of default and acceleration previously delivered to the Company on April 1, 2025. Any alleged previous defaults under the Company’s loan agreements were deemed cured, and all previous accelerations of payment were rendered null and void. The Company maintains that it was not in default at any time. Additionally, the Agreement provides for an extension of the maturity dates of key promissory notes by seventy-five (75) days, extending the earliest maturity date to August 15, 2025, and amending additional notes to extend their maturity dates to September 10, 2025.

In connection with the Agreement, the Company agreed to issue 625,000 shares of common stock to Blackstone Capital Advisors, Inc. and to register those shares, along with certain other restricted securities, through the filing of a registration statement on Form S-1 no later than May 13, 2025. The Company also agreed to remove lock-up restrictions on certain shares held by Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and Thor Special Situations LLC, enabling such shares to be made eligible for transfer to the Direct Registration System. The Lenders also agreed to enter into lock-up/leak-out agreements governing the sale of Company shares through August 20, 2025, with sale limitations tied to the Company’s daily trading volume, as detailed in the Agreement.

Key Financial Definitions/Components of Results

Revenue

The Company anticipates that it will earn revenue from the sale or licensing of various pharmaceutical and nutraceutical products. As of March 31, 2025, no revenue has been earned.

Operating Expenses

We classify our operating expenses into the following categories:

●	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as rent, office supplies, legal, audit and accounting services and other professional fees.

●	Research and development expenses. Research and development expenses include internal personnel and third-party consulting costs related to preliminary research and development of the Company’s products.

●	Sales and marketing expenses. Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 3 to our condensed consolidated financial statements appearing in Item 1 to this Quarterly Report on Form 10-Q, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates included in these financial statements are the determination of the fair value of the subscription agreements and convertible notes. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

Operating expenses, inclusive of general and administrative costs, research and development costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Share-Based Compensation

The Company accounts for share-based compensation arrangements granted to employees and vendors in accordance with ASC 718 by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Recently Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Aspire is described in Note 3, Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Current Report on Form 10-Q.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024:

	For the Three Months ended
	March 31,		Dollar
	2025	2024	Change
Expenses
General and administrative	$15,073,548	$132,804	$14,940,744
Research and development	263,093	10,500	252,593
Sales and marketing	219,839	87,666	132,173
Loss from operations	(15,556,480)	(230,970)	(15,325,510)

Other income (expenses):
Interest expense	(289,931)	-	(289,931)
Change in fair value of derivative liabilities and convertible notes	(94,917)	-	(94,917)
Other income (loss), net	(384,848)	-	(384,848)

Income loss before income taxes	(15,941,328)	(230,970)	(15,710,358)
Income tax expense	-	-	-
Net loss	$(15,941,328)	$(230,970)	$(15,701,358)

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 was $15,073,548 as compared to $132,804 for the three months ended March 31, 2024. The $14,940,744 increase in general and administrative reflects increases stock based compensation related to the shares issued to an advisory firm and increase in professional services such as legal. Exclusive of one-time stock based compensation expense in the period, Aspire expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended March 31, 2025 was $263,093 as compared to $10,500 for the three months ended March 31 2024. The $252,593 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended March 31, 2025 was $219,839 as compared to $87,666 for the three months ended March 31, 2024. The $132,173 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products. Aspire expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest expense

Interest expense of $289,931 for the three months ended March 31, 2025 is a result of the accrual of interest on the convertible notes and the amortization of debt discount associated with the notes payable – related party.

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes of $94,917 for the three months ended March 31, 2025 is a result of change in fair value of subscription loan agreements, convertible notes and forward purchase agreement liability.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $18,718,561 as of March 31, 2025. As of March 31, 2025, working capital deficit was $6,903,439 and cash was $1,346,543.

With the consummation of the Business Combination as described above) and Subscription Agreements (as described above), the Company received proceeds of approximately $265,827 in February 2025, after giving effect to PowerUp’s stockholder redemptions and payment of transaction expenses, $100,000,000 pursuant to the Company’s ELOC Agreement (as defined below) as detailed in Part II Item 2 in the section titled Unregistered Sales of Equity Securities, and an additional $3,000,000 after the consummation of the Business Combination. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows for the three months ended March 31, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024

Net cash used in operating activities	$(1,751,528)	$(192,971)
Net cash provided by financing activities	$3,094,438	$229,084

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,751,528 during the three months ended March 31, 2025 compared to net cash used in operating activities of $192,971 during the three months ended March 31, 2024. The period-to-period change was a result of Aspire’s net loss for the period, including stock-based compensation, a decrease in prepaid expenses and increase in due from related party balance partially offset by the increase in accounts payables, increase in accrued expenses.

Net Cash provided by Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $3,094,438 compared to net cash flow from financing activities of $229,084 during the three months ended March 31, 2024. The period-to-period change was primarily due to higher proceeds from the issuance of Legacy Aspire’s common stock related to private placements prior to the Merger, and the exercise of stock options and warrants.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

On February 13, 2025, the Company entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 million, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share. The closing was consummated on February 20, 2025 (the “SPA Closing”) and the Company issued to the Investors Debentures in an aggregate principal amount of $3,750,000 (the “Closing Debentures”). The Closing Debentures were sold to the Investors for a purchase price of $3,000,000, representing an original issue discount of twenty percent (20%). The Company may issue additional Debentures under the terms of the Securities Purchase Agreement if the Requisite Holders agree. Any such additional closings would be in such amounts as the Company and the Requisite Holders mutually agree upon and would be subject to substantially the same closing conditions as the Closing Debentures.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 5. OTHER INFORMATION.

Subscription Agreements

On February 13, 2025, the Company entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 million, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share. The closing was consummated on February 20, 2025 (the “SPA Closing”) and the Company issued to the Investors Debentures in an aggregate principal amount of $3,750,000 (the “Closing Debentures”). The Closing Debentures were sold to the Investors for a purchase price of $3,000,000, representing an original issue discount of twenty percent (20%). The Company may issue additional Debentures under the terms of the Securities Purchase Agreement if the Requisite Holders agree. Any such additional closings would be in such amounts as the Company and the Requisite Holders mutually agree upon and would be subject to substantially the same closing conditions as the Closing Debentures.

Nasdaq Notice

On April 16, 2025, Aspire Biopharma Holdings, Inc. (the “Company”), received two letters from the Nasdaq Stock Exchange LLC (“Nasdaq”), each addressing a separate compliance deficiency under the Nasdaq Listing Rules. The first letter notified of the deficiency with regard to Rule 5450(b)(2)(A) (the “MVLS Notice”), which requires a company, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard”, to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was caused by the Company’s MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), the Company is entitled to a 180-day period, ending on October 13, 2025, to rectify the deficiency. In order to do so, the Company must achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days.

The second letter notified of the deficiency with regard to Rule 5450(a)(1) (the “Bid Price Notice” together with the MVLS Notice, the “Notices”), which requires the Company to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) for continued listing on The Nasdaq Global Market.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Form of Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report 8-K filed with the SEC on February 20, 2025)
10.2	Form of Leak Out Agreement (incorporated by reference from Exhibit 10.2 to the Current Report 8-K filed with the SEC on February 20, 2025)
10.3	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report 8-K filed with the SEC on February 21, 2025)
10.4	Form of Debenture (incorporated by reference from Exhibit 10.40 to the Current Report 8-K filed with the SEC on February 21, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPIRE BIOPHARMA HOLDINGS, INC.

Date: May 14, 2025	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Ernest J. Scheidemann
	Name:	Ernest J. Scheidemann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

