Form 10-Q/A
period 2025-03-31
Aspire Biopharma Holdings, Inc.
filed 2025-08-13
CIK 1847345

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

ASPIRE BIOPHARMA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) to amend our Quarterly Report Form 10-Q for the three months ended March 31, 2025, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2025 (the “Original Form 10-Q”). The purpose of this amendment is to restate our previously issued unaudited condensed consolidated financial statements and related financial information in the Original Form 10-Q. This Amendment also restates our previous conclusion and disclosure with respect to the effectiveness of our internal control over financial reporting.

Restatement Background

While preparing the Company’s second quarter 2025 condensed consolidated financial statements, the Company identified an error in the Company’s condensed consolidated financials for the quarter ended Meach 31, 2025 that caused an understatement to liabilities and a corresponding overstatement of equity. The error had no cash impact and no impact on net loss.

Prior to the close of the business combination, on October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and Sponsor agreed that Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox BCA. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a Business Combination. At the close of the Business Combination in February, 2025, the $1,000,000 fee was unpaid and Aspire Biopharma Holdings Inc. assumed the obligations. The disclosure was made on the March 31, 2025 financial statements but the corresponding liability and equity entry was not recorded at close of the business combination. This Amendment is being filed to restate the financial statements to reflect the recognition of this liability in the Company’s financial statements.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:

● Part I - Item 1. Financial Statements

● Part I -  Item 4. Controls and Procedures.

● Part II - Item 6. Exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-Q/A also includes an updated signature page.

This Form 10-Q/A includes only those items and exhibits to the Original Form 10-Q that are being amended and restated in connection with the matters described herein, and unaffected items and exhibits are not included herein. This Form 10-Q/A should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the Original Form 10-Q, together with any amendments to those filings.

Except as otherwise provided, the disclosures in this Form 10-Q/A are made as of the date of the Original Form 10-Q and do not reflect any events that occurred after the date of the Original Form 10-Q or modify or update any other disclosures in the Original Form 10-Q affected by subsequent events. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.

Internal Control Considerations

The Error and the related restatements were the result of a material weakness in the Company’s internal control over financial reporting. As a result, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025
	(UNAUDITED)	December 31, 2024
	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$1,346,543	$3,633
Prepaid expenses and other	618,971	144,356
Total current assets	1,965,514	147,989
TOTAL ASSETS	$1,965,514	$147,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,432,025	310,219
Accrued expenses	319,067	—
Due to affiliate	353,679	—
Notes payable – related party	1,211,346	1,266,832
Other current liabilities	—	111,026
Promissory note fee – related party	1,000,000	—
Loan and transfer notes payable	499,214	—
Subscription agreement loan	1,878,268	—
Convertible note	3,175,354	—
Total current liabilities	9,868,953	1,688,077
Forward purchase agreement liability	49,303	—
TOTAL LIABILITIES	9,918,256	1,688,077

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ DEFICIT
Preference shares; $0.0001 par value,10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 490,000,000 shares authorized; 48,900,970 and 27,601,767 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,890	2,760
Additional paid-in capital	10,760,929	1,234,385
Accumulated deficit	(18,718,561)	(2,777,233)
Total shareholders’ deficit	(7,952,742)	(1,540,088)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,965,514	$147,989

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

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(As Restated)

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	440,000,000	$22,000	322,059	$32	$1,215,113	$(2,777,233)	$(1,540,088)
Retroactive application of recapitalization	(412,398,233)	(19,240)	(322,059)	(32)	19,272	—	—
Balance - January 1, 2025	27,601,767	2,760	—	—	1,234,385	(2,777,233)	(1,540,088)
Conversion of warrants	5,735,717	574	—	—	(574)	—	—
Issuance of shares in Business Combination	7,257,513	726	—	—	(4,603,302)	—	(4,602,576)
Issuance of shares under working capital loans and non redemption agreements	5,536,946	554		—	(554)	—	—
Issuance of commitment fee shares under ELOC agreement	1,106,527	110			(110)		—
Stock based compensation	1,662,500	166	—		14,131,084	—	14,131,250
Net loss	—	—	—	—	—	(15,941,328)	(15,941,328)
Balance - March 31, 2025, as Restated	48,900,970	$4,890	—	$—	$10,760,929	$(18,718,561)	$(7,952,742)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	440,000,000	$22,000	—	$—	$957,500	$(1,467,361)	$(487,861)
Retroactive application of recapitalization	(412,418,421)	(19,242)	—	—	19,242	—	—
Balance - January 1, 2024	27,581,579	2,758	—	—	976,742	(1,467,361)	(487,861)
Issuance of common stock	17,950	2	—	—	229,082	—	229,084
Net loss	—	—	—	—	—	(230,970)	(230,970)
Balance - March 31, 2024	27,599,529	$2,760	—	$—	$1,205,824	$(1,698,331)	$(489,747)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,941,328)	$(230,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	289,931	—
Change in fair value of derivative liabilities	94,917	—
Stock based compensation	14,131,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(389,615)	5,000
Due from related party	(1,027,920)	74,772
Accounts payable	1,121,806	(41,773)
Accrued expenses	80,457	—
Other current liabilities	(111,026)	—
Net cash flows used in operating activities	(1,751,528)	(192,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	229,084
Proceeds from Recapitalization	265,828	—
Proceeds from issuance of convertible notes	3,000,000	—
Proceeds from notes payable - related party	50,000	—
Repayment of notes payable – related party	(221,390)	—
Net cash flows provided by financing activities	3,094,438	229,084

NET CHANGE IN CASH	1,342,910	36,113
CASH, BEGINNING OF THE PERIOD	3,633	11,174
CASH, END OF THE PERIOD	$1,346,543	$47,287

Supplemental disclosure of noncash activities:
Accounts payable, accrued liabilities and other current liabilities combined	$1,577,057	$—
Promissory note fee – related party combined	1,000,000	—
Subscription agreement loans combined	1,828,098	—
Loan and transfer note payable combined	499,214	—
Forward purchase agreement liability combined	49,034	—

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

On February 17, 2025 (the “Closing Date”), PowerUp Acquisition Corp.) (the “Company” or “New Aspire”), consummated the previously announced transaction (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated August 26, 2024, as amended by an Amendment Agreement dated September 5, 2024 and a Second Amendment Agreement dated October 9, 2024 (the “Business Combination Agreement”), by and among the Company, PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Stephen Quesenberry, in the capacity as the seller representative (the “Seller Representative”), and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”). In connection with the consummation of the Business Combination (the “Closing”), “PowerUp Acquisition Corp.” changed its name to “Aspire Biopharma Holdings, Inc.” (See Note 5)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

While preparing the Company’s second quarter 2025 condensed consolidated financial statements, the Company identified an error in the Company’s condensed consolidated financials for the quarter ended Meach 31, 2025 that caused an understatement to liabilities and a corresponding overstatement of equity The error had no cash impact and no impact on net loss.

Prior to the close of the business combination, on October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and Sponsor agreed that Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox BCA. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a Business Combination. At the close of the Business Combination in February, 2025, the $1,000,000 fee was unpaid and Aspire Biopharma Holdings Inc. assumed the obligations. The disclosure was made on the March 31, 2025 financial statements but the corresponding liability and equity entry was not recorded at close of the business combination. This Amendment is being filed to restate the financial statements to reflect the recognition of this liability in the Company’s financial statements.

The effects of the restatements on the Condensed Consolidated Balance Sheet as of March 31, 2025 are as follows:

	As Reported	Adjustment	As Adjusted
Total Liabilities	(8,918,256)	(1,000,000)	(9,918,256)
Additional Paid in Capital	11,760,929	(1,000,000)	10,760,929
Total Stockholders’ deficit	6,952,742	1,000,000	7,952,742

The effects of the restatements on the Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2025 are as follows:

Issuance of shares in Business Combination	(3,602,576)	(1,000,000)	(4,602,576)
Additional Paid in Capital	11,760,929	(1,000,000)	10,760,929
Total Stockholders’ deficit	6,952,742	1,000,000	7,952,742

NOTE 3. LIQUIDITY AND GOING CONCERN

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $18,718,561 as of March 31, 2025. As of March 31, 2025, working capital deficit was $7,903,439 and cash was $1,346,543.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the guidance effective December 31, 2024 for the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segment identified and additional required disclosures have been included in these financial statements (see Note 4).

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

NOTE 5. RECAPITALIZATION (As Restated)

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

Cash-trust and cash, net of redemptions	$811,370
Less: transaction costs, paid	(545,543)
Net proceeds from the Business Combination	265,827

Less: accounts payable, accrued liabilities and other current liabilities combined	(1,577,057)
Less: Promissory note fee – related party combined	(1,000,000)
Less: Subscription agreement loans combined	(1,828,098)
Less: Loan and transfer note payable combined	(499,214)
Less: Forward purchase agreement liability combined	(49,034)

Add: other, net	85,000
Reverse recapitalization, net	$(4,602,576)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

PowerUp Class A common stock, outstanding prior to the Business Combination	7,765,144
Less: Redemption of PowerUp Class A common stock	(507,631)
Class A common stock of PowerUp	7,257,513
PowerUp Class B common stock, outstanding prior to the Business Combination	—
Business Combination Class A common stock	7,257,513
Issuance of shares related working capital agreements	3,749,984
Aspire Biopharma, Inc Shares	35,000,000
Class A and B Common Stock immediately after the Business Combination	46,007,497

The number of Aspire Biopharma, Inc shares was determined as follows:

	Aspire Biopharma, In Shares	Aspire’s Shares after conversion ratio
Class A Common Stock issued to existing Aspire Biopharma, Inc Shareholders	531,822,059	33,337,500
Class A Common Stock obligation shares issued	—	1,662,500
	531,822,059	35,000,000

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Promissory note fee – related party

On October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and Sponsor agreed that Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox BCA. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a Business Combination. At March 31, 2025, the Modified Promissory Note Fee is still outstanding and payable and included in promissory note fee – related party on the condensed consolidated balance sheets.

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

NOTE 7. NOTES PAYABLE

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

The following table reflects the outstanding balances of each note issuance at March 31, 2025 and December 31, 2024.

Issuance date	March 31, 2025	December 31, 2024
September 27, 2024	367,045	444,369
October 2, 2024	60,342	65,513
December 30, 2024	35,883	38,569
December 31, 2024	694,820	718,381
January 22, 2025	26,940	—
February 13, 2025	26,316	—
Total	1,211,346	1,266,832

NOTE 8. SUBSCRIPTION AGREEMENT LOANS

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

NOTE 9. CONVERTIBLE NOTES

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

NOTE 10. COMMITMENTS AND CONTINGENCIES (As Restated)

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

NOTE 11. SHAREHOLDERS’ DEFICIT

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

NOTE 12. FAIR VALUE MEASUREMENTS

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

The key inputs of the models used to value the Company’s Subscription Agreement loan were:

Inputs	March 31, 2025
Term Remaining	—
Share Price	$0.58
Risk-Free Rate	4.38%

The change in the fair value of Subscription Agreement loans measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$—
Assumed in Business Combination	1,828,098
Change in fair value	50,170
Subscription Agreement loans at March 31, 2025	$1,878,268

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

The change in the fair value of Loan and Transfer notes payable measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$—
Assumed in Business Combination	499,214
Change in fair value	—
Subscription Agreement loans at March 31, 2025	$499,214

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

The key inputs of the models used to value the Company’s convertible notes as of March 31, 2025 were:

Inputs	March 31, 2025
Term Remaining	0.88
Share Price	$0.58
Risk-Free Rate	13.21%

The change in the fair value of the convertible notes measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$—
Fair value at issuance	3,000,000
Change in fair value	175,354
Subscription Agreement loans at March 31, 2025	$3,175,354

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

The change in the fair value of the forward purchase agreement measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$—
Assumed in Business Combination	49,034
Change in fair value	269
Subscription Agreement loans at March 31, 2025	$49,303

NOTE 13. SEGMENT INFORMATION

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

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash	$1,346,543	$3,633

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$15,073,548	$132,804
Other Expenses, net	$384,848	$—

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

NOTE 14. SUBSEQUENT EVENTS

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

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 million, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share ( See Note 10).

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

The three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024:

	For the Three Months ended
	March 31,		Dollar
	2025	2024	Change
Expenses
General and administrative	$15,073,548	$132,804	$14,940,744
Research and development	263,093	10,500	252,593
Sales and marketing	219,839	87,666	132,173
Loss from operations	(15,556,480)	(230,970)	(15,325,510)

Other income (expenses):
Interest expense	(289,931)	—	(289,931)
Change in fair value of derivative liabilities and convertible notes	(94,917)	—	(94,917)
Other income (loss), net	(384,848)	—	(384,848)

Income loss before income taxes	(15,941,328)	(230,970)	(15,710,358)
Income tax expense	—	—	—
Net loss	$(15,941,328)	$(230,970)	$(15,701,358)

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective including those controls surrounding complex accounting areas such as the accounting for the Company’s recapitalization.

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

ASPIRE BIOPHARMA HOLDINGS, INC.

Date: August 13, 2025	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Ernest J. Scheidemann
	Name:	Ernest J. Scheidemann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

