Form 10-Q
period 2025-06-30
Aspire Biopharma Holdings, Inc.
filed 2025-08-13
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-41293

ASPIRE BIOPHARMA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-3467744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23150 Fashion Drive, Suite 232 Estero, Florida 33928
(Address of Principal Executive Offices, including zip code)

Tel: (415) 592-7399
(Registrant’s telephone number, including area code)

194 Candelaro Drive, #233 Humacao, PR 00791
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

As of August 12, 2025 there were 49,525,970 shares of Common Stock, par value $0.0001 per share and 24,138,302 warrants, each exercisable for one share of common stock of the registrant issued and outstanding.

ASPIRE BIOPHARMA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$206,233	$3,633
Prepaid expenses and other	783,189	144,356
Total current assets	989,422	147,989
TOTAL ASSETS	$989,422	$147,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,351,639	310,219
Accrued expenses	378,181	—
Due to affiliate	353,679	—
Notes payable – related party	1,331,357	1,266,832
Promissory note fee – related party	1,000,000	—
Other current liabilities	—	111,026
Loan and Transfer notes payable	499,214	—
Subscription Agreement loan	2,025,344	—
Convertible Note	3,617,508	—
Total current liabilities	10,556,922	1,688,077
Forward purchase agreement liability	49,285	—
TOTAL LIABILITIES	10,606,207	1,688,077

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ DEFICIT
Preference shares; $0.0001 par value,10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 490,000,000 shares authorized; 49,525,970 and 27,601,767 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4,953	2,760
Additional paid-in capital	11,078,116	1,234,385
Accumulated deficit	(20,699,854)	(2,777,233)
Total shareholders’ deficit	(9,616,785)	(1,540,088)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$989,422	$147,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
General and administrative expenses	$395,692	$86,423	$15,469,240	$219,227
Research and development	352,887	10,500	615,980	21,000
Sales and Marketing	51,311	-	271,150	87,666
Total operating expenses	(799,890)	(96,923)	(16,356,370)	(327,893)

Other income (expense):
Interest expense	(527,893)	-	(817,824)	-
Change in fair value of derivative liability	(289,401)	-	(384,318)	-
Loss on extinguishment of debt	(364,109)		(364,109)
Total other (expense) income, net	(1,181,403)	-	(1,566,251)	-

Net loss	$(1,981,293)	$(96,923)	$(17,922,621)	$(327,893)

Weighted average shares outstanding of Class A common stock	49,333,662	27,601,374	43,693,010	27,593,513

Basic and diluted net (loss) income per share, Class A common stock	$(0.04)	$(0.00)	$(0.41)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	440,000,000	$22,000	322,059	$32	$1,215,113	$(2,777,233)	$(1,540,088)
Retroactive application of recapitalization	(412,398,233)	(19,240)	(322,059)	(32)	19,272	—	—
Balance - January 1, 2025	27,601,767	2,760	—	—	1,234,385	(2,777,233)	(1,540,088)
Conversion of warrants	5,735,717	574	—	—	(574)	—	—
Issuance of shares in Business Combination	7,257,513	726	—	—	(4,603,302)	—	(4,602,576)
Issuance of shares under working capital loans and non redemption agreements	5,536,946	554		—	(554)	—	—
Issuance of commitment fee shares under ELOC agreement	1,106,527	110			(110)		—
Stock based compensation	1,662,500	166	—		14,131,084	—	14,131,250
Net loss	—	—	—	—	—	(15,941,328)	(15,941,328)
Balance – March 31, 2025	48,900,970	$4,890	—	$—	$10,760,929	$(18,718,561)	$(7,952,742)
Shares issued pursuant to debt extinguishment	625,000	63	—	—	317,187	—	317,250
Net loss	—	—	—	—	—	(1,981,293)	(1,981,293)
Balance – June 30, 2025	49,525,970	$4,953	—	$—	$11,078,116	$(20,699,854)	$(9,616,785)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	440,000,000	$22,000	—	$—	$957,500	$(1,467,361)	$(487,861)
Retroactive application of recapitalization	(412,418,421)	(19,242)	—	—	19,242	—	—
Balance - January 1, 2024	27,581,579	2,758	—	—	976,742	(1,467,361)	(487,861)

Issuance of common stock	17,950	2	—	—	229,082	—	229,084
Net loss	—	—	—	—	—	(230,970)	(230,970)
Balance - March 31, 2024	27,599,529	2,760	—	—	1,205,824	(1,698,331)	(489,747)
Issuance of common stock	2,238	—	—	—	28,561	—	28,561
Net loss	—	—	—	—	—	(96,923)	(96,923)
Balance - June 30, 2024	27,601,767	$2,760	—	$—	$1,234,385	$(1,795,254)	$(558,109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,922,621)	$(327,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	817,824	—
Loss on extinguishment of debt	364,109	—
Change in fair value of derivative liabilities	384,318	—
Stock based compensation	14,131,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(553,833)	5,000
Due from related party	(1,027,920)	84,772
Accounts payable	1,041,420	(11,244)
Accrued expenses	(15,359)	—
Other current liabilities	(111,026)	150
Net cash flows used in operating activities	(2,891,838)	(249,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	257,645
Proceeds from Recapitalization	265,828	—
Proceeds from issuance of convertible notes	3,000,000	—
Proceeds from notes payable - related party	50,000	—
Repayment of notes payable – related party	(221,390)	—
Net cash flows provided by financing activities	3,094,438	257,645

NET CHANGE IN CASH	202,600	8,430
CASH, BEGINNING OF THE PERIOD	3,633	11,174
CASH, END OF THE PERIOD	$206,233	$19,604

Supplemental disclosure of noncash activities:
Accounts payable, accrued liabilities and other current liabilities combined	$1,577,057	$—
Promissory Note fee – related party combined	$1,000,000	$—
Subscription agreement loans combined	$1,828,098	$—
Loan and transfer note payable combined	$499,214	$—
Forward purchase agreement liability combined	$49,034	$—
Issuance of Class A ordinary shares for services	$14,448,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aspire Biopharma Holdings, Inc. (the “Company” or “Aspire”) was incorporated in Delaware in February 2025. Aspire is an early-stage biopharmaceutical company which engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs and supplements, such as caffeine products.

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

On February 17, 2025 (the “Closing Date”), PowerUp Acquisition Corp.) (the “Company” or “New Aspire”), consummated the previously announced transaction (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated August 26, 2024, as amended by an Amendment Agreement dated September 5, 2024 and a Second Amendment Agreement dated October 9, 2024 (the “Business Combination Agreement”), by and among the Company, PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Stephen Quesenberry, in the capacity as the seller representative (the “Seller Representative”), and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”). In connection with the consummation of the Business Combination (the “Closing”), “PowerUp Acquisition Corp.” changed its name to “Aspire Biopharma Holdings, Inc.” (See Note 4)

On May 5, 2025, the Company formed a wholly owned subsidiary, Buzz Bomb Caffeine Co. LC.

NOTE 2. LIQUIDITY AND GOING CONCERN

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $20,699,854 as of June 30, 2025. As of June 30, 2025, working capital deficit was $9,567,500 and cash was $206,233.

With the consummation of the Business Combination (as described above) and Subscription Agreements (as described above), the Company received proceeds of approximately $265,827 in February 2025, after giving effect to PowerUp’s stockholder redemptions and payment of transaction expenses, and an additional $3,000,000 after the consummation of the Business Combination. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on April 7, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future period.

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 or December 31, 2024.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Ordinary Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding at the end of the period. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three and six months ended June 30, 2025 and June 30, 2024, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At June 30, 2025 and December 31, 2024, potentially dilutive securities includes the public and private placement warrants.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

On the Closing Date, Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Business Combination, Aspire Biopharma, Inc became a wholly owned subsidiary of Aspire Biopharma Holdings, Inc., a Delaware corporation (f/k/a PowerUp Acquisition Corp.) (“New Aspire”). In accordance with the terms and subject to the conditions of the Business Combination Agreement and the Proposed Charter, at Closing Date, the Aspire Biopharma, Inc Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Biopharma, Inc Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

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

In connection with the PowerUp Domestication, prior to the consummation of the Business Combination (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Class A Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”). Immediately following the PowerUp Domestication, (i) the New Aspire Class A Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that had not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Business Combination. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

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

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. (a firm that Mr. Friedman controls) that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 million, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share ( See Note 8).

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $811,370 as a result of the Business Combination, offset by total transaction costs of $545,543. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ deficit for the six months ended June 30, 2025:

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

On December 21, 2023, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to PowerUp. As of June 30, 2025 and December 31, 2024, there was $250,000 and $250,000 in borrowings under the agreement, respectively. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date consummation of the Business Combination.

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

On February 17, 2025, the Company assumed $499,214 of liabilities related to these working capital loans. At the close of the Business Combination, Apogee was issued 50,000 Class A Common Stock as commitment fees pursuant to the Apogee Agreement. As of June 30, 2025, there was $499,214 outstanding under the loan and transfer agreements.

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

On February 17, 2025, the Company assumed $1,500,000 of debt under the First Subscription Second Subscription Agreements. At June 30, 2025, $1,500,000 owing under these agreements is included in subscription agreement loan balance on the condensed consolidated balance sheet.

Due to affiliate

On February 17, 2025, the Company assumed $353,679 of liabilities due to the sponsor of PowerUp and related to administrative services fees and a residual balance due from IPO proceeds. As of June 30, 2025, the balance of $353,679 is accrued in due to affiliate balance on the condensed consolidated balance sheet. The balance is due on demand.

Promissory Note Fee – related party

On October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and Sponsor agreed that Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox BCA. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a Business Combination. At June 30, 2025, the Modified Promissory Note Fee is still outstanding and payable and included in promissory note fee – related party on the condensed consolidated balance sheets.

Notes payable – related party

During the years ended 2024 and 2023, Aspire Biopharma, Inc incurred expenses and costs related to officer and director compensation, rental of office space, reimbursable expenses paid by affiliates and non interest bearing working capital loans. As discussed in Note 6, in 2024, Aspire Biopharma, Inc issued three notes payable to formalize these advances. At June 30, 2025 and December 31, 2024, total balance of $1,331,357 and $1,266,832 inclusive of unamortized debt discount is included in Notes payable – related party on the accompanying condensed consolidated balance sheet.

NOTE 6. NOTES PAYABLE

As discussed in Note 5 above, on September 27, 2024, to formalize the related party working capital advances, Aspire Biopharma, Inc issued three non-convertible 20% original issues discount (“OID”) notes payable to related parties for a total face value of $1,066,391. The notes were due the earlier of June 27, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The notes do not bear interest but have a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $213,278 and were unsecured. For the three and six months ended June 30, 2025, total amortized debt discount of $68,733 and $139,052 was included in interest expense on the accompanying condensed consolidated income statement, respectively. Pursuant to the February 18, 2025, subordination agreement between two of note holder and Cobra Alternative Capital Strategies LLC, payments will not be made on the matured notes until full payment of the Cobra obligation (See Note 8). Pursuant to the Settlement Agreement (See Note 7), the third note was amended to extend the maturity date to September 10, 2025.

On October 2, 2024, the Company issued one non-convertible 20% OID note payable to a related party for working capital for a total face value of $62,500. The note is due the earlier of July 2, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $12,500 and was unsecured. For the three and six months ended June 30, 2025, total amortized debt discount of $4,121 and $8,379 was included in interest expense on the accompanying condensed consolidated income statement, respectively. Pursuant to the Settlement Agreement (See Note 7), the note was amended to extend the maturity date to September 10, 2025.

On December 30, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $40,625. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $8,125 and was unsecured. For the three and six months ended June 30, 2025, total amortized debt discount of $2,709 and $5,388 was included in interest expense on the accompanying condensed consolidated income statement, respectively.

On December 31, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $279,878. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $46,646 and were unsecured. For the three and six months ended June 30, 2025, total amortized debt discount of $15,550 and $27,170 was included in interest expense on the accompanying condensed consolidated income statement, respectively.

On January 22, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of October 22, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured. For the three and six months ended June 30, 2025, total amortized debt discount of $2,084 and $3,641 was included in interest expense on the accompanying condensed consolidated income statement, respectively.

On February 13, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of November 13, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured. For the three and six months ended June 30, 2025, total amortized debt discount of $2,084 and $3,137 was included in interest expense on the accompanying condensed consolidated income statement, respectively.

The following table reflects the outstanding balances of each note issuance at June 30, 2025 and December 31, 2024.

Issuance date	June 30, 2025	December 31, 2024
September 27, 2024	898,319	920,240
October 2, 2024	65,625	65,513
December 30, 2024	39,266	38,569
December 31, 2024	269,680	242,510
January 22, 2025	29,545	-
February 13, 2025	28,921	-
Total	1,331,356	1,266,832

NOTE 7. SUBSCRIPTION AGREEMENT LOANS

Blackstone Subscription Agreement

On December 18, 2024, and effective December 13, 2024, the PowerUp entered into (i) a subscription agreement (the “Blackstone Subscription Agreement”), (ii) a promissory note (the “Blackstone Note”), and (iii) a registration rights agreement (the “RRA”) with Blackstone Capital Advisors, Inc. (“Blackstone”), an entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman (all transactions contemplated by such agreements, collectively, the “Blackstone Transaction”). Pursuant to the terms of the Blackstone Transaction, Blackstone may loan up to an aggregate principal amount of $500,000 to the Company, with an original issue discount of twenty percent (20%). The maturity date of the Blackstone Note is the earlier of (i) June 1, 2025 or (ii) the date that the Company receives gross proceeds of at least $5,000,000 in an offering of its debt or equity securities. The principal amount of the Blackstone Note bears interest at a rate per annum of ten percent (10%). Interest will be due and payable on the maturity date. Additionally, the Company will pay Blackstone an exit fee equal to ten percent (10%) of the principal amount and accrued interest on the maturity date. Upon the closing of the Business Combination, the Sponsor will transfer three Class A ordinary shares of PowerUp to Blackstone for each dollar loaned under the Blackstone Transaction (the “Commitment Shares”). On February 17, 2025, the Blackstone Subscription Agreement was amended (the “Amended Blackstone Subscription Agreement”) to fix the commitment shares to 1,795,000. The commitment shares were issued at the close of the Business Combination. to Pursuant to the RRA, the Company has agreed to register the Commitment Shares with the SEC in any registration statement filed by the Company in connection with a Qualified Offering (as defined in the Blackstone Subscription Agreement), if any. On February 17, 2025, a fair value of 437,888 inclusive of principal balance loaned of $423,474 was assumed under this agreement. On April 24, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and their affiliates (collectively, the “Lenders”) to resolve all matters related to previously issued notices of default and to amend certain outstanding loan agreements. In connection with the Settlement Agreement, the Company issued 625,000 shares of common stock to Blackstone Capital Advisors, Inc. or its designees (see Note 10). Pursuant to the Settlement Agreement between the Company and Aspire, the Blackstone Subscription Agreement was amended (the “April 2025 Amended Blackstone Subscription Agreement) to extend the maturity date to August 15, 2025. In addition, the Company paid $60,000 as an addition to the principal in lender deal cost in consideration for Blackstone’s waiver of their right to additional interest or penalties due to the default. The amendment of the debt was accounted under ASC 470 – Accounting for Debt modification and exchanges. For the three and six months ended June 30, 2025, $364,109 was recorded as loss of extinguishment of debt in the accompanying condensed consolidated income statements. At June 30, 2025, total fair value of $525,344 is included in subscription agreement loan on the accompanying condensed consolidated balance sheet.

First and Second Subscription Agreements

As discussed in Note 5, on March 5, 2024 and May 9. 2024, PowerUP entered into the First Subscription Agreements and the Second Subscription agreements, respectively. At June 30, 2025, $1,500,000 owing under these agreements is included in subscription agreement loan balance on the condensed consolidated balance sheet.

NOTE 8. CONVERTIBLE NOTES

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, an entity controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued 20% original issue discount senior secured convertible debentures (“Convertible Debentures”) in an aggregate principal amount of $3,750,000 which includes a 20% OID. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures), provided that no conversion may be at a price per share less than the floor price of $4.00 per share. At the close of the Business Combination, $2,106,527 of commitment fee shares owing to the Investors under these agreements were transferred by affiliates to the Investors.

The Company analyzed for the Securities Purchase Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedgings” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary. As a result, all debt proceeds received have been recorded using the fair value method of accounting under ASC 825, “Fair Value Measurement”. Pursuant to ASC 825, the Company recorded the fair value of the subscription liability on the condensed consolidated balance sheets using the fair value method. The initial fair value of the subscription liability at issuance was estimated using a Monte Carlo Model. At June 30, 2025, the fair value of $3,617,508 of the Securities Purchase agreement is included in Convertible Notes on the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2025, $187,500 and $274,038 debt discount amortized was included in interest expense on the condensed consolidated statement of income, respectively. For the three and six months ended June 30, 2025, change in fair value of $254,654 and $343,470 was included in change in fair value of derivatives on the condensed consolidated statement of income, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2022. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On May 13, 2025, the Company filed a Registration Statement on Form S-1 to register 2,929,000 of the outstanding 9,763,333 Private Placement Warrants. The Registration Statement was declared effective on May 30, 2025.

Equity Line of Credit (“ELOC”) Agreement

On February 13, 2025, PowerUp entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”). In consideration for the Investor’s execution and delivery of this ELOC Agreement, the Company issued to Arena 2,000,000 Common Shares (the “Commitment Fee Shares”), of which 893,473 became freely tradable upon the closing of the Business Combination.

At close of the Business Combination, the Company assumed $49,034 of forward purchase agreement liability under this agreement. For the three and six months ended June 30, 2025, change in fair value of the purchase agreement was a gain of $18 and a loss of $251 was included in change in fair value of derivatives and convertible notes on the accompanying condensed statement of income, respectively. At June 30, 2025, the balance of $49,285 is included in forward purchase agreement liability on the accompanying condensed balance sheet.

NOTE 10. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Common Stock— The Company is authorized to issue 490,000,000 Class A common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 49,525,970 and 27,601,767 shares of Class A common stock issued and outstanding, respectively.

PowerUp Warrants

As part of the PowerUp initial public offering (“IPO”), PowerUp issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PowerUp completed the private sale of 9,763,333 Private Placement warrants where each warrant allows the holder to purchase one share of the Company’s Class A common stock at $11.50 per share. At June 30, 2025, there are 14,374,969 Public Warrants and 9,763,333 Private Placement warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Subscription financial liabilities	3	$—	—	$2,025,344
Convertible Notes	3	—	—	3,617,508
Loan and Transfer note payable	3	$—	—	$499,214
Forward Purchase Agreement liabilities	3	—	—	49,285

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

The key inputs of the models used to value the Company’s Subscription Agreement loans were:

Inputs	June 30, 2025
Term Remaining	0.13
Share Price	$0.27
Risk-Free Rate	4.28%

The change in the fair value of Subscription Agreement loans measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-

Assumed in Business Combination	1,828,098
Debt extinguishment	(13,141)
Addition to principal	60,000

Change in fair value	150,387
Subscription Agreement loans at June 30, 2025	$2,025,344

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

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the six months ended June 30, 2025; therefore, no valuation was required.

The change in the fair value of Loan and Transfer notes payable measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Assumed in Business Combination	499,214
Change in fair value	-
Subscription Agreement loans at June 30, 2025	$499,214

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

The key inputs of the models used to value the Company’s convertible notes as of June 30, 2025 were:

Inputs	June 30, 2025
Term Remaining	0.64
Share Price	$0.27
Risk-Free Rate	12.66%

The change in the fair value of the convertible notes measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Fair value at issuance	3,000,000
Change in fair value	175,354
Convertible notes at March 31, 2025	3,175,354
Change in fair value	442,154
Convertible notes loans at June 30, 2025	$3,617,508

As discussed in Note 9, the forward purchase agreement are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The Financial Liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the six months ended June 30, 2025; therefore, no valuation was required.

The change in the fair value of the forward purchase agreement measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Assumed in Business Combination	49,034
Change in fair value	269
Forward purchase agreement at March 31, 2025	49,303
Change in fair value	(18)
Forward purchase agreement at June 30, 2025	$49,285

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

	June 30, 2025	December 31, 2024
Cash	$206,233	$3,633

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$395,692	$86,423	$15,469,240	$219,227
Other Expenses, net	$1,181,403	$-	1,566,251	-

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

On July 24, 2025, Michael Howe, Director and Chief Executive Officer of Aspire Biopharma Holdings, Inc. (the “Company”), notified the Board of Directors of his intention to step down from the role of Director and Chief Executive Officer, and also on July 24, 2025, Gary Stein and Barbara Sher notified the Board of Directors of their intentions to step down from their roles as Directors. In connection with this transition, the Board of Directors appointed Kraig Higginson, currently the Chairman of the Board of Directors, to serve as Interim Chief Executive Officer of the Company, and the Board of Directors appointed Howard Doss, to serve as Director and Chairman of the Audit Committee of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, and our audited financial statements as of the year ended December 31, 2024, included in Form 8-K filed with the SEC on February 20, 2025

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Overview

We are an early-stage biopharmaceutical and supplements company. As a Delaware corporation formed in February 2025, the Company engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs. Prior to our Business Combination we were a privately held Puerto Rico corporation incorporated in September 2021.

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

We used drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. A clinical trial was recently completed in Florida studying the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This trial enrolled six healthy adult volunteers with each dose separated by a washout period of fourteen days and provided information required to (i) select the optimal drug product formulation and (ii) support FDA approval. This trial also studied sublingual administration of our aspirin products and how it delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin, but faster and without gastro-intestinal toxicity associated with oral aspirin. This clinical trial concluded in July, 2025. We expect to receive the final report in the middle of August 2025.

Commercialization of Aspirin Products

We have not yet established a sales, marketing or product distribution infrastructure for our aspirin products because our lead product candidates are still in early-stage clinical development. We generally plan to retain commercial rights in the United States for our product candidates for which we hope to receive marketing approvals. We believe that it will be possible for us to access the heart attack and stroke prevention market through a targeted hospital and/or specialty care sales force.

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

We also seek to license our technology.

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

In the initial development launch of its aspirin product, Aspire has focused on the delivery of aspirin, which may be the most studied and accepted analgesic and anti-inflammatory drug on the market. Aspirin is over a century old and is traditionally available in several forms, including effervescence, powder, capsule, and tablet. Over 100 years of documented safety and efficacy data is readily available. Aspirin is the only drug in history to receive a certified recommendation by the FDA for heart attack, stroke and colon cancer. However, current aspirin applications are limited due to side effects from acidity. We expect that our aspirin product will be well positioned to target the current Opioid Crisis globally due to its ability to have large doses rapidly be absorbed in the bloodstream with no harmful effects to the gastric system and its mucous membrane, as well as, at full strength with no dilution due to metabolic impact providing true anti-inflammatory therapeutic effects to users providing true pain management relief to them. Aspire plans to seek FDA 505(b)(2) Fast Track designation in 2025 for the prescription strength high dose aspirin product given the history of safety in Q4 of 2024 of Aspirin (and over 100 years of history).

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

Current Development Status of Aspire’s aspirin product

Aspire’s cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt used this batch to finalize the packaging and manufacturing process, and to provide the products which were used in the clinical trials which took place in Florida and ended in July, 2025. Glatt’s scientific team will also be conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose sublingual aspirin product.

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

Aspire is recently conducted an in vivo single-dose bioavailability study in healthy human volunteers which ended in July, 2025. This clinical trial evaluated pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Aspire’s sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) was evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to support filing of an NDA. This trial was exempt from Investigational New Drug (IND) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor.

Following receipt and analysis of the clinical trial results, Aspire intends to submit a section 505(b)(2) NDA for its high-dose aspirin product. Aspire may propose a later clinical trial—for purposes of further FDA applications, if needed—in approximately 24 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Aspire’s high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for an additional trial would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints. If needed, the additional trial will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of Aspire’s aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Following completion of an additional trial, Aspire would submit a section 505(b)(2) NDA for Aspire’s aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating Aspire’s aspirin from standard oral aspirin based on TXB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses and has created a batch of product and done limited testing. Aspire may conduct a limited pharmokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for Melatonin, which is sold as a supplement. Melatonin is a wildly popular sleep aid and Aspire has begun exploring licensing possibilities. This formulation will be patent protected in due course.

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. These products will be patent protected in due course.

Testosterone: Aspire’s scientists have developed a formulation for sublingually administered testosterone. A patent application for the formulation will be filed in due course. In the first and second quarters of 2026, subject to funding, Aspire will develop and validate the manufacturing process based on this formulation, and produce a cGMP batch for use in clinical testing and a stability study. Aspire will conduct a Phase One clinical test in approximately the third quarter of 2026 for pharmokinetical validation of product properties, using approximately eight volunteers, and to establish criteria for an NDA with the FDA. Aspire anticipates, based on these results, to request a pre-IND meeting with the FDA in the fourth quarter of 2026, followed by Phase Two clinical testing. Aspire anticipates this testing to use approximately 32 volunteers. Aspire intends to submit an NDA for the testosterone product under 505(b)(2) to the FDA in the fourth quarter of 2026 at the earliest. Testosterone is not a candidate for fast-track approval, so the NDA approval process will likely take as much as three years.

Semaglutide: Aspire’s scientists are in the final phases of developing a working formulation for a sublingual semaglutide product. The timeline to market will be similar to that of testosterone, above, as semaglutide is not likely a candidate for fast-track approval.

Caffeine Products: Aspire’s scientific team has developed a working formula for a single dose sublingual pre-workout supplement as well as a single dose “coffee or soda replacement” with health benefits, using its patent-pending sublingual absorption technology. Aspire has manufactured trial runs of this supplement and conducted consumer and safety testing in Q2 2025. Aspire entered into a manufacturing agreement with Desert Stream, Inc., a nutrition and supplement manufacture with experience in caffeine products, through its wholly owned subsidiary Buzz Bomb Caffeine Company LC. Aspire and Desert Stream have developed a half dozen flavors of the product. Aspire has registered several trademarks that it intends to use with these products and obtained appropriate domain names as well. Aspire unveiled its caffeine product at two large fitness conventions in the first week of August 2025 and plans to begin to sell initial versions of its caffeine products in the third quarter of 2025.

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

The expired patent properties do not describe Aspire’s aspirin formulation technology. Aspire’s aspirin formulation technology is covered by pending patent application nos. PCT/US2024/022318 and 63/702,381, which are Aspire’s primary patent properties. The expired patent properties were intended to supplement the later-filed primary patent properties covering Aspire’s aspirin formulation technology. At the time of the Asset Purchase Agreement, Aspire was not aware that the patent properties had expired. Aspire is in the process of preparing an omnibus patent to extend its novel intellectual property rights to cover many other classes of drugs and supplements, and anticipates filing that patent in Q3 2025.

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

On February 17, 2025 (the “Closing Date), the Business Combination was consummated. In connection with the consummation of the Business Combination PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

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

In consideration for Arena’s execution and delivery of the ELOC Agreement, the Company agreed to issue or cause to be issued or transferred to Arena 1,893,473 shares of common stock (the “ELOC Commitment Shares”), of which 786,946 will be freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby the Investors’ sales may not exceed 15% of the daily trading volume of the common stock on the date of sale. Under the ELOC Agreement, the Company also agreed to, no later than ten (10) business days following the Closing of the Business Combination, file with the SEC a registration statement for the resale by Arena of the ELOC Shares and the ELOC Commitment Shares, and to file one or more additional registration statements if necessary. As a result of the floor price and the current market price, the Company has not filed such registration statement and does not believe that the ELOC will result in increased liquidity for the Company.

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

As consideration for the Investors’ consummation of the SPA Closing, concurrently with the SPA Closing, the Company delivered, or caused to be delivered, to each Investor its pro rata portion of 2,106,527 shares of common stock (“SPA Commitment Shares”), of which 1,000,000 were freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby each Investor’s sales may not exceed 15% of the daily trading volume of the common stock on the date of sale.

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

Appointment of new CEO

On June 10, 2025, Kraig Higginson, Chief Executive Officer of the Company resigned from the role of Chief Executive Officer and continues to serve as Chairman of the Board of Directors. On June 10, 2025, the Board of Directors appointed Michael Howe, currently a member of the Board of Directors, to serve as Chief Executive Officer of the Company. Mr. Howe will continue to serve as a director on the Board.

On July 24, 2025, Michael Howe, Director and Chief Executive Officer of the Company, stepped down from the role of Director and Chief Executive Officer. In connection with this transition, the Board of Directors appointed Kraig Higginson, currently the Chairman of the Board of Directors, to serve as Interim Chief Executive Officer of the Company, effective July 24, 2025. The Company is currently undergoing a search for a permanent CEO with appropriate experience.

Key Financial Definitions/Components of Results

Revenue

The Company anticipates that it will earn revenue from the sale or licensing of various pharmaceutical and nutraceutical products. As of June 30, 2025, no revenue has been earned.

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

The three and six months ended June 30, 2025 and June 30, 2024

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended June 30, 2025 and 2024:

	For the Three Months ended
	June 30,		Dollar
	2025	2024	Change
Expenses
General and administrative	$395,692	$86,423	$309,269
Research and development	352,887	10,500	342,387
Sales and marketing	51,311	-	51,311
Loss from operations	(799,890)	(96,923)	(702,967)

Other income (expenses):
Interest expense	(527,893)	-	(527,893)
Change in fair value of derivative liabilities and convertible notes	(289,401)	-	(289,401)
Loss on extinguishment of debt	(364,109)	-	(364,109)
Total other income (loss), net	(1,181,403)	-	(1,181,403)

Income loss before income taxes	(1,981,293)	(96,923)	(1,884,370)
Income tax expense	-	-	-
Net loss	$(1,981,293)	$(96,923)	$(1,884,370)

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 was $395,692 as compared to $86,423 for the three months ended June 30, 2024. The $309,269 increase in general and administrative reflects increases in professional services such as legal and accounting. Aspire expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended June 30, 2025 was $352,887 as compared to $10,500 for the three months ended June 30 2024. The $342,387 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended June 30, 2025 was $51,311 as compared to $0 for the three months ended June 30, 2024. The $51,311 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products. Aspire expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest expense

Interest expense of $527,893 for the three months ended June 30, 2025 is a result of the accrual of interest on the convertible notes, subscription agreement and the amortization of debt discount associated with the notes payable – related party.

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes of $289,401 for the three months ended June 30, 2025 is a result of change in fair value of subscription loan agreements, convertible notes and forward purchase agreement liability.

Loss on extinguishment of debt

For the three months ended June 30, 2025, the Company recorded $364,109 of loss on extinguishment of debt of $364,109 resulting from the amendment to the Blackstone Note.

The following table sets forth the Company’s condensed consolidated statements of operations data for the six months ended June 30, 2025 and 2024:

	For the Six Months ended
	June 30,		Dollar
	2025	2024	Change
Expenses
General and administrative	$15,469,240	$219,227	$15,250,013
Research and development	615,980	21,000	594,980
Sales and marketing	271,150	87,666	183,484
Loss from operations	(16,356,370)	(327,893)	(16,028,477)

Other income (expenses):
Interest expense	(817,824)	-	(817,824)
Change in fair value of derivative liabilities and convertible notes	(384,318)	-	(384,318)
Loss on extinguishment of debt	(364,109)	-	(364,109)
Total other income (loss), net	(1,566,251)	-	(1,566,251)

Income loss before income taxes	(17,922,621)	(327,893)	(17,594,728)
Income tax expense	-	-	-
Net loss	$(17,922,621)	$(327,893)	$(17,594,728)

General and Administrative

General and administrative expenses for the six months ended June 30, 2025 was $15,469,240 as compared to $219,227 for the six months ended June 30, 2024. The $15,250,013 increase in general and administrative reflects increases stock based compensation related to the shares issued to an advisory firm and increase in professional services such as legal and accounting. Exclusive of one-time stock based compensation expense in the period, Aspire expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the six months ended June 30, 2025 was $615,980 as compared to $21,000 for the six months ended June 30 2024. The $594,890 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the six months ended June 30, 2025 was $271,150 as compared to $87,666 for the six months ended June 30, 2024. The $183,484 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products. Aspire expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest expense

Interest expense of $817,854 for the six months ended June 30, 2025 is a result of the accrual of interest on the convertible notes, subscription agreement and the amortization of debt discount associated with the notes payable – related party.

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes of $384,318 for the six months ended June 30, 2025 is a result of change in fair value of subscription loan agreements, convertible notes and forward purchase agreement liability.

Loss on extinguishment of debt

For the six months ended June 30, 2025, the Company recorded $364,109 of loss on extinguishment of debt of $364,109 resulting from the amendment to the Blackstone Note.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $20,699,854 as of June 30, 2025. As of June 30, 2025, working capital deficit was $9,567,500 and cash was $206,233.

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

Cash flows for the six months ended June 30, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024

Net cash used in operating activities	$(2,891,838)	$(249,215)
Net cash provided by financing activities	$3,094,438	$257,645

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,891,838 during the six months ended June 30, 2025 compared to net cash used in operating activities of $249,215 during the six months ended June 30, 2024. The period-to-period change was a result of Aspire’s net loss for the period, including stock-based compensation, a increase in prepaid expenses and increase in due from related party balance partially offset by the increase in accounts payables.

Net Cash provided by Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $3,094,438 compared to net cash flow from financing activities of $257,645 during the six months ended June 30, 2024. The period-to-period change was primarily due to higher proceeds from the issuance of Legacy Aspire’s common stock related to private placements prior to the Merger, and the issuance of convertible notes.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective including those controls surrounding complex accounting areas such as the accounting for the Company’s recapitalization.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

