Form 10-Q
period 2025-09-30
Aspire Biopharma Holdings, Inc.
filed 2025-11-14
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025 there were 107,477,178 shares of Common Stock, par value $0.0001 per share and 24,138,302 warrants, each exercisable for one share of Common Stock issued and outstanding.

ASPIRE BIOPHARMA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$1,948,271	$3,633
Prepaid expenses and other	419,421	144,356
Inventory	35,437	-
Total current assets	2,403,129	147,989
TOTAL ASSETS	$2,403,129	$147,989

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,060,889	$310,219
Accrued expenses	266,930	-
Due to affiliate	353,679	-
Notes payable – related party	885,564	1,266,832
Promissory note fee – related party	1,000,000	-
Other current liabilities	-	111,026
Derivative liability	3,554,265	-
Loan and transfer notes payable – related party	499,214	-
Subscription agreement loan	1,500,000	-
Convertible note	4,739,965	-
Total current liabilities	13,860,506	1,688,077
Forward purchase agreement liability	9,901	0
TOTAL LIABILITIES	13,870,407	1,688,077

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

SHAREHOLDERS’ DEFICIT
Preferred Stock; $0.0001 par value,10,000,000 shares authorized, none issued or outstanding	-	-
Common stock; $0.0001 par value; 490,000,000 shares authorized; 49,525,970 and 27,601,767 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4,953	2,760
Additional paid-in capital	11,078,116	1,234,385
Accumulated deficit	(22,550,347)	(2,777,233)
TOTAL SHAREHOLDERS’ DEFICIT	(11,467,278)	(1,540,088)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,403,129	$147,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenue	$1941	$-	$1,941	$-
Cost of goods sold	1057	-	1,057	-
Gross Profit	884	-	884	-

OPERATING EXPENSES
General and administrative (including stock based compensation of $0, $0, $14.1M and $0, respectively)	512,993	191,578	15,982,233	410,805
Research and development	207,899	7,000	823,879	28,000
Sales and marketing	425,489	16,678	696,639	104,344
Total operating expenses	1,146,381	215,256	17,502,751	543,149
Loss from operations	(1,145,497)	(215,256)	(17,501,867)	(543,149)
Other income (expense):
Interest expense	(1,480,058)	-	(2,297,882)	-
Change in fair value of derivative liability	775,062	-	390,744	-
Loss on extinguishment of debt	-	-	(364,109)	-
Total other (expense) income, net	(704,996)	-	(2,271,247)	-

Income tax expense	-	(1,013)	-	(1,013)

Net loss	$(1,850,493)	$(216,269)	$(19,773,114)	$(544,162)

Weighted average shares outstanding of Common Stock	49,525,970	27,601,767	45,658,696	27,595,533

Basic and diluted net loss per share of Common Stock	$(0.04)	$(0.01)	$(0.43)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	27,601,767	$2,760	-	$-	$1,234,385	$(2,777,233)	$(1,540,088)
Conversion of warrants	5,735,717	574	-	-	(574)	-	-
Issuance of shares in Reverse Acquisition	7,257,513	726	-	-	(4,603,302)	-	(4,602,576)
Issuance of shares under working capital loans and non redemption agreements	5,536,946	554	-	-	(554)	-	-
Issuance of commitment fee shares under ELOC agreement	1,106,527	110	-	-	(110)	-	-
Stock based compensation	1,662,500	166	-	-	14,131,084	-	14,131,250
Net loss	0	0	-	-	0	(15,941,328)	(15,941,328)
Balance – March 31, 2025	48,900,970	4,890	-	-	10,760,929	(18,718,561)	(7,952,742)
Shares issued pursuant to settlement agreement	625,000	63	-	-	317,187	-	317,250
Net loss	-	-	-	-	-	(1,981,293)	(1,981,293)
Balance – June 30, 2025	49,525,970	4,953	-	-	11,078,116	(20,699,854)	(9,616,785)
Net loss	-	-	-	-	-	(1,850,493)	(1,850,493)
Balance – September 30, 2025	49,525,970	$4,953	-	$-	$11,078,116	$(22,550,347)	$(11,467,278)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	440,000,000	$22,000	-	$-	957,500	$(1,467,361)	$(487,861)
Retroactive application of recapitalization	-412,418,421	-19,242	-	-	19,242	-	-
Balance - January 1, 2024	27,581,579	2,758	-	-	976,742	(1,467,361)	(487,861)
Issuance of common stock	17,950	2	-	-	229,082	-	229,084
Net loss	-	-	-	-	-	(230,970)	(230,970)
Balance - March 31, 2024	27,599,529	2,760	-	-	1,205,824	(1,698,331)	(489,747)
Issuance of common stock	2,238	-	-	-	28,561	-	28,561
Net loss	-	-	-	-	-	(96,923)	(96,923)
Balance - June 30, 2024	27,601,767	2,760	-	-	1,234,385	(1,795,254)	(558,109)
Net loss	-	-	-	-	-	(216,269)	(216,269)
Balance - September 30, 2024	27,601,767	2,760	-	-	1,234,385	(2,011,523)	(774,378)
Net loss	-	-	-	-	-	(765,710)	(765,710)
Balance - December 31, 2024	27,601,767	$2,760	-	$-	$1,234,385	$(2,777,233)	$(1,540,088)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,773,114)	$(544,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,021,209	-
Loss on extinguishment of debt	364,109	-
Change in fair value of derivative liabilities	(390,744)	-
Stock based compensation	14,131,250	-
Changes in operating assets and liabilities:
Prepaid expenses	(190,065)	(132,500)
Inventory	(35,437)	-
Accounts payable	(277,250)	(68,093)
Accrued expenses	265,421	-
Other current liabilities	(111,026)	-
Net cash flows provided by (used in) operating activities	(3,995,647)	(744,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	257,645
Short term loan from shareholders	-	492,477
Proceeds from recapitalization	265,827	-
Proceeds from issuance of convertible notes	10,250,000	-
Repayment of convertible notes	(3,032,645)	-
Repayment of subscription agreement loan	(483,474)	-
Transaction costs paid in connection with convertible notes	(907,499)	-
Proceeds from notes payable - related party	50,000	-
Repayment of notes payable – related party	(201,924)	-
Net cash flows provided by (used in) financing activities	5,940,285	750,122

NET CHANGE IN CASH	1,944,638	5,367
CASH, BEGINNING OF THE PERIOD	3,633	11,174
CASH, END OF THE PERIOD	$1,948,271	$16,541

Supplemental disclosure of noncash investing and financing activities:
Accounts payable and other liabilities combined, net	$4,868,403	$-
Loss pursuant to settlement agreement	$317,250	$-
Issuance of shares in reverse acquisition	$4,602,576	$-
Conversion of warrants	$574	$-
Issuance of shares under working capital loans and non redemption agreements	$554	$-
Issuance of commitment fee shares under ELOC agreement	$110	$-

Supplemental cashflow information:
Interest paid	$44,388	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aspire Biopharma Holdings, Inc. (the “Company” or “Aspire”) was incorporated as PowerUp Acquisition Corp., a Cayman Islands exempted company, on February 9, 2021. On February 17, 2025, the Company completed the Reverse Acquisition described below and changed its name to Aspire Biopharma Holdings, Inc. Aspire is an early-stage biopharmaceutical company which engages in the business of developing and marketing disruptive technology for novel sublingual delivery mechanisms initially for known drugs and supplements, such as aspirin and caffeine products.

On August 26, 2024, the Company (known as PowerUp Acquisition Corp. at that time) entered into an Agreement and Plan of Merger (as amended, the “Aspire Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire Biopharma, Inc.”).

On February 17, 2025 (the “Closing Date”), the Company consummated the reverse acquisition transaction (the “Reverse Acquisition”) pursuant to the terms of the Aspire Merger Agreement In connection with the consummation of the Reverse Acquisition, the Company changed its name from PowerUp Acquisition Corp. to “Aspire Biopharma Holdings, Inc.” (See Note 4 - Recapitalization)

On May 5, 2025, the Company formed a wholly owned subsidiary, Buzz Bomb Caffeine Co. LC.

NOTE 2. LIQUIDITY AND GOING CONCERN

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $22,550,347 as of September 30, 2025. As of September 30, 2025, working capital deficit was $11,457,377 and cash was $1,948,271.

The Company received proceeds of approximately $265,827 as a result of the Reverse Acquisition in February 2025, after giving effect to stockholder redemptions and payment of transaction expenses in connection with the Reverse Acquisition. The Company received an additional $3,000,000 pursuant to the convertible note agreements issued under the Securities Purchase Agreement entered into on February 17, 2025. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on April 7, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future period.

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash.

Operating expenses, inclusive of general and administrative costs, research and development costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025 and December 31, 2024, the Company had $1,678,669 and $0, respectively in deposits in U.S banks in excess of the FDIC limit. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 or December 31, 2024.

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

The carrying amounts of certain financial instruments, such as accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected the fair value option of accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the condensed consolidated balance sheet on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value with cost determined by the first-in, first-out (FIFO) method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of sales when it is has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. There were no impairment charges during the three and nine months ended September 30, 2025.

Research and Development Cost

The Company accounts for research and development cost (“R&D”) in accordance with ASC Topic 730, “Research and Development”. R&D represents costs are expensed as incurred.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applied the following five-step model that requires entities to exercise judgment:

(1) Identify the contracts or agreements with a customer: The Company sells pharmaceutical products directly to customers from its website. The Company’s revenue is derived from the customer orders evidenced by invoices issued. Orders placed by customers constitute the Company’s contracts with customers.

(2) Identifying the performance obligations in the contract or agreement: The contract with the customer contains a single performance obligation: fulfillment of the customer’s order.

(3) Determine the transaction price: The Company’s sales arrangements for pharmaceutical products require a full prepayment from the customer at a fixed price per unit based on the terms of the invoice with the customer and before the shipment of products. The transaction price is the amount that reflects the consideration which the Company expects to receive.

(4) Allocate the transaction price to the separate performance obligations: All transaction prices are allocated to the single performance obligation.

(5) Recognize revenue as each performance obligation is satisfied: This performance obligation is satisfied when control of the product is transferred to the customer, which generally occurs upon shipment. The Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company’s accounting policy treats shipping and handling activities as a fulfillment cost. The Company invoices for each order upon payment and recognizes revenue at the fixed price for each distinct product delivered when transfer of control has occurred, which is generally upon shipment.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Cost of Goods Sold

The Company’s cost of revenue is comprised of costs related to its commercial revenue, including manufacturing costs and indirect costs associated with the manufacturing and distribution of its products. The Company also may include certain period costs related to manufacturing services and inventory adjustments in cost of revenue.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company’s ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of September 30, 2025, the Company provided a valuation allowance for all net deferred tax assets as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings. For the three and nine months ended September 30, 2025, there were no provision for income taxes

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained based on its technical merits and upon examination by taxing authorities. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three and nine month period ended September 30, 2025. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

Net Loss per share

Basic net income (loss) per share is computed by dividing the net loss by the weighted average shares outstanding at the end of the period. Diluted loss per share is computed by giving effect to all potential shares of common stock to the extent dilutive. For the three and nine months ended September 30, 2025 and 2024, the Company’s diluted weighted-average shares outstanding is equal to basic weighted-average shares, due to the Company’s net loss position. No common stock equivalents were included in the computation of diluted net loss per unit since such inclusion would have been antidilutive. At September 30, 2025 and December 31, 2024, potentially dilutive securities include the public and private placement warrants and the convertible promissory notes.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

On November 4, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), requiring additional disclosure of the nature of expenses included in the statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

NOTE 4. RECAPITALIZATION

On August 26, 2024, PowerUp Acquisition Corp. (“PowerUp”) entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On February 17, 2025 prior to the time of the consummation of the reverse acquisition (the “Closing Date”), Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Reverse Acquisition, Aspire Biopharma, Inc became a wholly owned subsidiary of Aspire Biopharma Holdings, Inc., a Delaware corporation (f/k/a PowerUp Acquisition Corp.) (“New Aspire”). At Closing Date, the Aspire Biopharma, Inc Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Biopharma, Inc Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s indebtedness at Closing.

Pursuant to the Merger Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also prior to the Closing Date, Aspire Biopharma, Inc deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

In connection with the change of PowerUp’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware ( the “PowerUp Domestication”), prior to the consummation of the Reverse Acquisition (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”). Immediately following the PowerUp Domestication, (i) the New Aspire Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that had not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Reverse Acquisition. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Prior to the effective time of the consummation of the Reverse Acquisition, Aspire Biopharma, Inc caused (i) each share of Aspire Biopharma, Inc Preferred Stock that is issued and outstanding immediately prior to the effective time of the reverse acquisition to be automatically converted into a number of shares of Aspire common stock at the then-effective conversion rate (the “Preferred Conversion”). All of the shares of Aspire preferred stock converted into shares of Aspire common stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc Preferred Stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc preferred stock. Aspire Biopharma, Inc caused each Aspire Biopharma, Inc Warrant to be terminated in exchange for shares of Aspire common stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date), the Reverse Acquisition was consummated. In connection with the consummation of the Reverse Acquisition, PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC (“Cobra”), a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. (a firm that Mr. Friedman controls) that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share ( See Note 7 - Convertible Notes).

In connection with the Reverse Acquisition, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc each entered into a non-competition agreement and lock-up agreements with the Company.

The Reverse Acquisition was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc was treated as the accounting acquirer. Aspire Biopharma, Inc has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

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

Accordingly, for accounting purposes, the Reverse Acquisition was treated as the equivalent of a capital transaction in which Aspire is issuing stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Acquisition will be those of Aspire Biopharma, Inc.

Transaction Proceeds

Upon closing of the Reverse Acquisition, the Company received gross proceeds of $811,370 as a result of the Reverse Acquisition, offset by total transaction costs of $545,543. The following table reconciles the elements of the Reverse Acquisition to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ deficit for the nine months ended September 30, 2025:

Cash-trust and cash, net of redemptions	$811,370
Less: transaction costs, paid	(545,543)
Net proceeds from the Reverse Acquisition	265,827

Less: accounts payable, accrued liabilities and other current liabilities combined	(1,577,057)
Less: Promissory note fee – related party combined	(1,000,000)
Less: Subscription agreement loans combined	(1,828,098)
Less: Loan and transfer note payable combined	(499,214)
Less: Forward purchase agreement liability combined	(49,034)

Add: other, net	85,000
Reverse recapitalization, net	$(4,602,576)

The number of shares of Common Stock issued immediately following the consummation of the Reverse Acquisition were:

PowerUp Class A common stock, outstanding prior to the Reverse Acquisition	$7,765,144
Less: Redemption of PowerUp Class A common stock	-507,631
Class A common stock of PowerUp	7,257,513
PowerUp Class B common stock, outstanding prior to the Reverse Acquisition	-
Reverse Acquisition Class A common stock	7,257,513
Issuance of shares related working capital agreements	3,749,984
Aspire Biopharma, Inc Shares	35,000,000
Common Stock immediately after the Reverse Acquisition	$46,007,497

The number of Aspire Biopharma, Inc shares was determined as follows:

	Aspire Biopharma, Inc Shares	Aspire’s Shares after conversion ratio
Common Stock issued to existing Aspire Biopharma, Inc Shareholders	$531,822,059	$33,337,500
Common Stock obligation shares issued	—	1,662,500
Number of Shares	$531,822,059	$35,000,000

Public and private placement warrants

The 14,374,969 Public Warrants issued at the time of the PowerUp’s initial public offering, and 9,763,333 warrants issued in connection with private placement at the time of the PowerUp’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (See Note 11 - Fair Value Measurements).

NOTE 5. RELATED PARTY TRANSACTIONS

Loan and transfer agreements

In order to finance transaction costs in connection with a Reverse Acquisition, the New Sponsor or an affiliate of the New Sponsor, or certain affiliates of PowerUp loaned monies for working capital purposes (“Working Capital Loans”). Upon completion of the Reverse Acquisition, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Reverse Acquisition did not close, the Company had the option to use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account could be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Reverse Acquisition, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Reverse Acquisition entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On December 21, 2023, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to PowerUp. On February 17, 2025, the Company assumed $250,000 of liabilities related to this agreement. As of September 30, 2025 and December 31, 2024, there was $250,000 and $250,000 in borrowings under the agreement, respectively. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date consummation of the Reverse Acquisition.

On January 9, 2024, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee”), pursuant to which Apogee loaned an aggregate of $50,000 to the New Sponsor, and, in turn, the New Sponsor loaned the $50,000 to the Company. On February 17, 2025, the Company assumed $50,000 of liabilities related to is agreement. At the close of the Reverse Acquisition, Apogee was issued 50,000 shares of Common Stock as commitment fees pursuant to this agreement. As of September 30, 2025 and December 31, 2024, there was $50,000 and $50,000 in borrowings under the agreement, respectively. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date consummation of the Reverse Acquisition.

On January 10, 2024, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”), pursuant to which Sheth loaned an aggregate of $149,214 to the New Sponsor and the New Sponsor loaned $149,214 to PowerUp. On February 17, 2025, the Company assumed $149,214 of liabilities related to this agreement. As of September 30, 2025 and December 31, 2024, there was $149,214 and $149,214 in borrowings under the agreement, respectively. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date consummation of the Reverse Acquisition.

On December 3, 2024, the Company entered into a second Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee 2”), pursuant to which Apogee 2 loaned an aggregate of $50,000 to the New Sponsor and the New Sponsor loaned $50,000 to the Company. On February 17, 2025, the Company assumed $50,000 of liabilities related to these working capital loans. As of September 30, 2025 and December 31, 2024, there was $50,000 and $50,000 in borrowings under the agreement, respectively. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date consummation of the Reverse Acquisition.

Subscription Agreements

On March 5, 2024, PowerUp entered into four separate Subscription Agreements (each, a “First Subscription Agreement”) with the New Sponsor, Visiox, VKSS Capital, LLC, an affiliate of, and an entity under common control with, the New Sponsor (the “Affiliate”), and four separate investors (each, an “Investor”), whereby the Investors collectively contributed to New Sponsor a total of $1,000,000 (the “First Contribution”). The New Sponsor utilized the First Contribution to support PowerUp’s previously anticipated merger with Visiox by funding certain obligations to Visiox pursuant to the Secured Convertible Promissory Note, dated December 1, 2023, issued by Visiox to the New Sponsor (the “Visiox Convertible Note”) (together, all loans and advances, the “March Loan”).

On May 9, 2024, PowerUp entered into four separate Subscription Agreements (each, a “Second Subscription Agreement”) with the New Sponsor, the Affiliate, and four separate Investors, whereby, the Investors collectively contributed to the New Sponsor a total of $500,000 (the “Second Contribution”) and, in turn, the New Sponsor loaned $500,000 to PowerUp (the “May Loan”).

PowerUp accounted for the First and Second Subscription Agreements under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Investor have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model. At the close of the Reverse Acquisition, 1,750,000 of commitment fee shares owing to the Investors under these agreements were transferred by affiliates to the Investors.

On February 17, 2025, the Company assumed $1,500,000 of debt under the First Subscription Second Subscription Agreements. At September 30, 2025, $1,500,000 owing under these agreements is included in subscription agreement loan balance on the condensed consolidated balance sheet.

Due to affiliate

On February 17, 2025, the Company assumed $353,679 of liabilities due to the Sponsor of PowerUp and related to administrative services fees and a residual balance due from IPO proceeds. As of September 30, 2025, the balance of $353,679 is recorded within due to affiliate on the condensed consolidated balance sheet.

Promissory Note Fee – related party

On October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with the Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and the Sponsor agreed that the Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that the Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the proposed merger with Visiox. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a merger. At September 30, 2025, the Modified Promissory Note Fee is still outstanding and payable and included in promissory note fee – related party on the condensed consolidated balance sheets.

Notes payable – related party

During the years ended 2024 and 2023, Aspire Biopharma, Inc incurred expenses and costs related to officer and director compensation, rental of office space, reimbursable expenses paid by affiliates and non interest bearing working capital loans. On September 27, 2024, to formalize the related party working capital advances, Aspire Biopharma, Inc issued three nonconvertible 20% original issues discount (“OID”) notes payable to related parties for a total face value of $1,066,391. The notes were due the earlier of June 27, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The notes do not bear interest but have a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $213,278 and are unsecured. Pursuant to the February 18, 2025, subordination agreement between two note holders and Cobra, payments will not be made on the matured notes until full payment of the Cobra obligation (See Note 7 - Convertible Notes). Pursuant to the Settlement Agreement (See Note 6 - Subscription Agreement Loans), the third note was amended to extend the maturity date to December 10, 2025. For the three and nine months ended September 30, 2025, total amortized debt discount of $0 and $139,052 was included in interest expense on the accompanying condensed consolidated statements of operations, respectively.

On October 2, 2024, the Company issued one non-convertible 20% OID note payable to a related party for working capital for a total face value of $62,500. The note is due on the earlier of July 2, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had an OID totaling $12,500 and was unsecured. Pursuant to the Settlement Agreement (See Note 6 - Subscription Agreement Loans), the note was amended to extend the maturity date to September 10, 2025. In August 2025, the note balance was fully repaid. For the three and nine months ended September 30, 2025, total amortized debt discount of $0 and $8,379 was included in interest expense on the accompanying condensed consolidated statements of operations, respectively.

On December 30, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $40,625. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $8,125 and was unsecured. For the three and nine months ended September 30, 2025, total amortized debt discount of $2,708 and $8,095 was included in interest expense on the accompanying condensed consolidated statements of operations, respectively.

On December 31, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $279,878. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $46,646 and were unsecured. For the three and nine months ended September 30, 2025, total amortized debt discount of $19,476 and $46,646 was included in interest expense on the accompanying condensed consolidated statements of operations, respectively.

On January 22, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of October 22, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured. In August 2025, the note balance was fully repaid. For the three and nine months ended September 30, 2025, total amortized debt discount of $2,609 and $6,250 was included in interest expense on the accompanying condensed consolidated statements of operations, respectively.

On February 13, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of November 13, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured. In August 2025, the note balance was fully repaid. For the three and nine months ended September 30, 2025, total amortized debt discount of $3,113 and $6,250 was included in interest expense on the accompanying condensed consolidated statements of operations, respectively.

The following table reflects the outstanding balances of each note issuance at September 30, 2025 and December 31, 2024.

Issuance date	September 30, 2025	December 31, 2024
September 27, 2024	$591,692	$920,240
October 2, 2024	0	65,513
December 30, 2024	0	38,569
December 31, 2024	293,872	242,510
Total	$885,564	$1,266,832

At September 30, 2025 and December 31, 2024, total balance of $885,564 and $1,266,832 inclusive of unamortized debt discount is included in Notes payable – related party on the accompanying condensed consolidated balance sheet.

NOTE 6. SUBSCRIPTION AGREEMENT LOANS

Blackstone Subscription Agreement

On December 18, 2024, and effective December 13, 2024, the PowerUp entered into (i) a subscription agreement (the “Blackstone Subscription Agreement”), (ii) a promissory note (the “Blackstone Note”), and (iii) a registration rights agreement (the “RRA”) with Blackstone Capital Advisors, Inc. (“Blackstone”), an entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman (all transactions contemplated by such agreements, collectively, the “Blackstone Transaction”). Pursuant to the terms of the Blackstone Transaction, Blackstone may loan up to an aggregate principal amount of $500,000 to the Company, with an original issue discount of twenty percent (20%). Blackstone loaned the maximum of $500,000 to the PowerUp.The maturity date of the Blackstone Note is the earlier of (i) June 1, 2025 or (ii) the date that the Company receives gross proceeds of at least $5,000,000 in an offering of its debt or equity securities. The principal amount of the Blackstone Note bears interest at a rate per annum of ten percent (10%). Interest will be due and payable on the maturity date. Additionally, the Company will pay Blackstone an exit fee equal to ten percent (10%) of the principal amount and accrued interest on the maturity date. Upon the closing of the Reverse Acquisition, the Sponsor will transfer three Class A ordinary shares of PowerUp to Blackstone for each dollar loaned under the Blackstone Transaction (the “Commitment Shares”). On February 17, 2025, the Blackstone Subscription Agreement was amended (the “Amended Blackstone Subscription Agreement”) to fix the commitment shares to 1,795,000. The commitment shares were issued at the close of the Reverse Acquisition. to Pursuant to the RRA, the Company has agreed to register the Commitment Shares with the SEC in any registration statement filed by the Company in connection with a Qualified Offering (as defined in the Blackstone Subscription Agreement), if any. On February 17, 2025, a fair value of $437,474 inclusive of principal balance loaned of $423,474 was assumed under this agreement. On April 24, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with Cobra , Blackstone and their affiliates (collectively, the “Lenders”) to resolve all matters related to previously issued notices of default and to amend certain outstanding loan agreements. In connection with the Settlement Agreement, the Company issued 625,000 shares of common stock to Blackstone Capital Advisors, Inc. or its designees. Pursuant to the Settlement Agreement between the Company and the Lenders, the Blackstone Subscription Agreement was amended (the “April 2025 Amended Blackstone Subscription Agreement) to extend the maturity date to August 15, 2025. In addition, the Company paid $60,000 as an addition to the principal in lender deal cost in consideration for Blackstone’s waiver of its right to additional interest or penalties due to the default. The amendment of the debt was accounted under ASC 470 – Accounting for Debt modification and exchanges. For the three and nine months ended September 30, 2025, $364,109 was recorded as loss of extinguishment of debt in the accompanying condensed consolidated statements of operations. In August 2025, the Blackstone Note was fully repaid including all exit fees and accrued interests.

NOTE 7. CONVERTIBLE NOTES

Securities Purchase Agreement

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, an entity controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued 20% original issue discount senior secured convertible debentures (“Convertible Debentures”) in an aggregate principal amount of $3,750,000 which includes a 20% OID. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures), provided that no conversion may be at a price per share less than the floor price of $4.00 per share. At the close of the Reverse Acquisition, 2,106,527 of commitment fee shares owing to the Investors under these agreements were transferred by affiliates to the Investors.

The Company analyzed for the Securities Purchase Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedgings” and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary. As a result, all debt proceeds received have been recorded using the fair value method of accounting under ASC 825, “Fair Value Measurement”. Pursuant to ASC 825, the Company recorded the fair value of the subscription liability on the condensed consolidated balance sheets using the fair value method. The initial fair value of the subscription liability at issuance was estimated using a Monte Carlo Model. In August and September 2025, the Company repaid a total of $3,032,645 of the Convertible Debentures. At September 30, 2025, the fair value of $995,891 of the Securities Purchase Agreement is included in Convertible Notes on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, $363,567 and $637,606 debt discount amortized was included in interest expense on the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2025, change in fair value of $146,490 and $196,980 was included as an income and expense, respectively in change in fair value of derivatives on the condensed consolidated statements of operations.

Convertible Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “ August Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The August 2025 Notes have a 20% OID of $1,937,500 which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate except for instances of default. Of the $7,750,000 total funding (before transaction expenses and debt repayments) under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The August 2025 Notes are convertible into up to an aggregate of 147,177,424 shares of common Stock (the “ Conversion Shares”) subject to certain conditions.

The August 2025 Notes are convertible (in whole or in part) at any time on or after the thirty-first (31st) day following the Issuance Date into such number of shares of Common Stock as shall be determined by dividing (x) that portion identified by the Purchaser of (A) the outstanding principal amount, plus (B) accrued and unpaid interest with respect to such outstanding principal amount of such Purchaser’s Note and any other amounts owing under such Note or other Transaction Documents (the as that term is defined in the Notes) by (y) the conversion price then in effect on the date on which the Purchaser delivers a notice of conversion. The conversion price means the greater of (i) eighty (80%) percent of the lowest Closing Price on any Trading Day during the five (5) Trading Days prior to the applicable conversion date or (ii) the floor price (the “Floor Price”). The Floor Price means 20% of the average closing price of the Company’s Common Stock for the five days prior to the Closing Date.

The August 2025 Notes may not be converted and shares of Common Stock may not be issued under Notes if, after giving effect to the conversion or issuance, such Purchaser (together with its affiliates, if any) would beneficially own in excess of 4.99% of our outstanding shares of our Common Stock, which we refer to herein as the “Note Blocker”. The Note Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable Purchaser of Notes, except that any raise will only be effective upon 61-days’ prior notice to us.

In connection with the August Securities Purchase Agreement, the Company entered into a registration rights agreement, dated as of August 19, 2025 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file the initial resale registration statement by no later than September 18, 2025, to register the resale of the Common Stock underlying the Notes. The resale registration statement became effective on September 30, 2025.

The Company accounted for the August 2025 Notes under ASC 470 “Debt” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of multiple embedded features was necessary under ASC 815-15-25-1. As a result, the Company separately accounted for as a single compound derivative. The Company recorded the initial fair value of the derivative liability of $4,101,583 million and the debt issuance cost of $907,500 as a debt discount, which will be amortized to interest expense over the expected term of the debt.

For the three and nine months ended September 30, 2025, total amortized debt discount of $1,003,157 and $1,003,157 was included in interest expense on the accompanying condensed consolidated statements of operations, respectively. At September 30, 2025, the balance of $3,744,075 of the August 2025 Notes is included in Convertible Notes on the condensed consolidated balance and comprises the principal balance of $9,687,500, net of unamortized debt discount of $5,943,425.

NOTE 8. REVENUES

Net sales include products and shipping and handling charges, net returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when or as the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring control of the promised products to the customer, which primarily occurs when products are shipped to the customer. The Company recognizes revenue for shipping and handling charges at the time the products are shipped to the customer. The Company estimates product returns based on historical return rates. All of the Company’s contracts have a single performance obligation and are short-term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. The Company recognizes revenue from the sale of pharmaceutical products directly to customers and is recognized at an amount that reflects the consideration expected to be received in exchange for such products.

The customer order evidenced by invoices issued is considered to be the contract with the customers. At contract inception, an assessment of the products and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer a product to the customer. To identify the performance obligations, the Company considers the products promised per the invoice regardless of whether they are explicitly stated or are implied by customary business practices.

The performance obligation is considered to be fulfilled upon the shipment of the products. At each reporting period, any invoiced sales that have not yet shipped is recorded as deferred revenue. As September 30, 2025, there was no deferred revenue.

The following tables represent net sales disaggregated by revenue source:

	Three Months ended September 30, 2025	Nine months ended September 30, 2025

Nutraceutical products	$1,941	$1,941
Total revenues	$1,941	$1,941

The following tables represent net sales disaggregated by geography, based on the customers’ billing addresses.

	Three Months ended September 30, 2025	Nine months ended September 30, 2025

USA	$1,901	$1,901
Canada	40	40
Total revenues	$1,941	$1,941

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

Equity Line of Credit (“ELOC”) Agreement

On February 13, 2025, PowerUp entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”). In consideration for the Arena’s execution and delivery of the ELOC Agreement, the Company issued to Arena 2,000,000 Common Shares (the “Commitment Fee Shares”), of which 893,473 became freely tradable upon the closing of the Reverse Acquisition.

At close of the Reverse Acquisition, the Company assumed $49,034 of forward purchase agreement liability under the ELOC Agreement. For the three and nine months ended September 30, 2025, change in fair value of the purchase agreement was a gain of $39,384 and $39,133, respectively was included in change in fair value of derivatives and convertible notes on the accompanying condensed consolidated statements of operations, respectively. At September 30, 2025, the balance of $9,901 is included in forward purchase agreement liability on the accompanying condensed balance sheet.

Instaprin Acquisition

On March 28, 2022, the Company closed on an asset purchase agreement (APA) of Instaprin Pharmaceuticals, Inc.’s (“Instaprin”), intangible assets, inclusive of U.S. Patent No. 62/794141, International Publication No. 2020/15460 A1 and WO 2020/150685 A1, and the Instaprin U.S. Trademark No. 86274378, trade secrets and proprietary information, all applications for any of the foregoing, commercial and scientist relationships, and any license or agreements granting rights related to the foregoing.

The purchase price for the Acquired Assets (as defined in the APA) was $3,628,325 plus interest thereon, to be paid to the SEC on behalf of Instaprin in satisfaction of the SEC’s judgment against Instaprin and its former CEO, from sales of the product, as follows: 20% from the first $5,000,000 of sales and 10% from sales thereafter until the entire contingent purchase price obligation is satisfied. Additionally, ten percent (10%) of the Company’s equity was to be delivered at Closing, in proportion to their equity holdings in the Company, to be issued to a Trustee for the former Instaprin Shareholders, along with an additional ten percent (10%) of the Company’s equity to be issued to Instaprin’s service providers, pursuant to a stock incentive plan to be adopted. As of September 30, 2025, the Company has not recorded the assets from the APA due to the contingent nature of the transaction.

NOTE 10. SHAREHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 490,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 49,525,970 and 27,601,767 shares of common stock issued and outstanding, respectively.

PowerUp Warrants

As part of the PowerUp initial public offering (“IPO”), PowerUp issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PowerUp completed the private sale of 9,763,333 Private Placement warrants where each warrant allows the holder to purchase one share of the Company’s Common Stock at $11.50 per share. At September 30, 2025, there are 14,374,969 Public Warrants and 9,763,333 Private Placement warrants outstanding.

The Public Warrants became exercisable commencing 30 days after the consummation of the Reverse Acquisition.

Once the warrants became exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption, to each warrant holder; and
●	if, and only if, the reported last sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable, or saleable until 30 days after the completion of a Reverse Acquisition, subject to certain limited exceptions.

The Company has determined that Public warrants and the Private Placement warrants issued in connection with its IPO in February 2022 are subject to treatment as equity. Upon the closing of the Reverse Acquisition, in accordance with the guidance contained in ASC 815, the warrants continue to be equity classified.

Stock based compensation

On February 29, 2024, Aspire Biopharma, Inc entered Corporate advisory agreement with an advisory firm, pursuant to which the advisory firm will receive 6% of the amount shares outstanding after the close of the Reverse Acquisition as compensation for advisory services to support the Company’s efforts related to the Reverse Acquisition. On January 3, 2025, the agreed upon compensation was reduced to 4.75% of the amount of shares outstanding after the close of the Reverse Acquisition. In February 2025, 1,662,500 shares of the 35,000,000 Reverse Acquisition shares were issued to the affiliated company under this agreement. The issuance of these shares to the service advisors is subject to ASC 718. Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The shares were granted subject to a performance condition (i.e., the occurrence of a Reverse Acquisition). Stock-based compensation of $14,131,250 was recognized in general and administrative expenses upon consummation of the Reverse Acquisition in February 2025 based on the grant date fair value per share. The fair value was determined by applying a 15% discount for lack of marketability to the market price of the share on date of grant.

Aspire Biopharma warrants

During the years ended December 31, 2024 and December 31, 2023, on a post-split basis, Aspire Biopharma, Inc issued 44,000,000 at a per share price of $0.40 and 7,500,000 warrants at an average per share price of $0.13, respectively. As of December 31, 2024 all warrants issued were fully vested. As of December 31, 2024, there were 91,500,000 warrants outstanding. On January 21, 2025 the 91,500,000 warrants were converted into 91,500,000 shares of Aspire Biopharma Inc. common stock, which, on the Reverse Acquisition date, were subsequently converted into 5,735,717 shares of common stock of the Company.

Working capital loan and other share issuance as close of the reverse acquisition

Pursuant to the First Subscription Agreement, the Company issued 1,750,000 shares of Common Stock to the Investors representing commitment fee shares at Closing Date (See Note 5 - Related Party Transactions).

Pursuant to the Blackstone Subscription Agreement, the Company issued 1,795,000 shares of Common Stock to Blackstone representing commitment fee shares at Closing Date (See Note 6 - Subscription Agreement Loans).

Pursuant to the Loan and Transfer Agreement with Apogee, the Company issued 50,000 shares of Common Stock to the New Sponsor at Closing Date (See Note 5 - Related Party Transactions).

On May 22, 2024, PowerUp entered into a non-redemption agreement with the sponsor of PowerUp and an investor, pursuant to which the investor agreed not to exercise their redemption rights with respect to holdings of PowerUp shares and in consideration of same, received 75,000 Common Stock of the Company at the close of the Reverse Acquisition.

On July 13, 2023, PowerUp entered into an amended Service agreement with a vendor ( the “Amended Service Agreement”). Pursuant to the Service Agreement, the vendor will act as a capital market advisor in exchange for a cash fee and 80,000 common shares. The shares were issued to the vendor on the Closing Date of the reverse acquisition.

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible Notes	3	$—	$—	$995,891
Forward Purchase Agreement liabilities	3	—	—	9,901
Derivative liability	3	$—	$—	$3,554,265

December 31, 2024
Liabilities:
Convertible Notes	3	$—	$—	$3,617,508
Loan and Transfer note payable	3	—	—	499,214
Forward Purchase Agreement liabilities	3	$—	$—	$49,285

Convertible Notes

As discussed in Note 9 - Convertible Notes, the convertible notes are classified and accounted for as a financial liability of which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10).

The Financial Liabilities are valued under a Monte Carlo Model. The estimated fair value of the Financial Liabilities Component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The key inputs of the models used to value the Company’s convertible notes as of September 30, 2025 were:

Inputs	September 30, 2025
Term Remaining - Years	0.68
Share Price	$0.21
Debt Rate	11.78%

The change in the fair value of the convertible notes measured using Level 3 inputs is summarized as follows:

For the Nine Months ended September 30, 2025
Balance, December 31, 2024	$—
Fair value at issuance	3,000,000
Paid in kind Interest	193,950
OID amortized	637,606
Repayment of Note	(3,032,645)
Change in fair value	196,980
Balance, September 30, 2025	$995,891

Forward purchase agreement liabilities

As discussed in Note 12 - Commitment and Contingencies, the forward purchase agreement is classified and accounted for as a financial liability which will be measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815, or at fair value under the fair value option in ASC 825-10);

The forward purchase agreements liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and used a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the forward purchase agreements liabilities is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the nine months ended September 30, 2025; therefore, no valuation was required.

The change in the fair value of the forward purchase agreement measured using Level 3 inputs is summarized as follows:

Balance, December 31, 2024	$-
Assumed in Reverse Acquisition	49,034
Change in fair value	269
Forward purchase agreement at March 31, 2025	49,303
Change in fair value	(18)
Forward purchase agreement at June 30, 2025	49,285
Change in fair value	(39,384)
Forward purchase agreement at September 30, 2025	$9,901

Derivative liability

As discussed in Note 9 - Convertible Notes, the Company accounted for the August 2025 Notes under ASC 470 “Debt” and ASC 815 “Derivatives and Hedging” and concluded that bifurcation of multiple embedded features was necessary under ASC 815-15-25-1. As a result, the Company separately accounted for as a single compound derivative. The initial fair value of $4,101,583 the derivative liability at issuance was estimated using a Monte Carlo Model. For the three and nine months ended September 30, 2025, change in fair value of the derivative liability of $547,318 was recorded as an income on the condensed consolidated statements of operations. At September 30, 2025, the fair value of the derivative of $3,554,265 was included in derivative liability on the condensed consolidated balance sheets.

The key inputs of the models used to value the Company’s derivative liabilities as of September 30, 2025 were:

Inputs	September 30, 2025
Term Remaining - Years	0.39 - 0.50
Share Price	$0.21- $0.47
Risk Free Rate	3.88% - 4.11%

The change in the fair value of the derivative liability measured using Level 3 inputs is summarized as follows:

For the nine months ended September 30, 2025
Balance, December 31, 2024	$-
Initial recognition	4,101,583
Change in fair value	(547,318)
Derivative liability at September 30, 2025	$3,554,265

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

The CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheet as cash. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and cash, which include the following:

	September 30, 2025	December 31, 2024
Cash	$1,948,271	$3,633

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	$884	$-	$884	$-
Operating expenses	(1,146,381)	(215,256)	(17,502,751)	(543,149)
Other expenses, net	(704,996)	-	(2,271,247)	-
Income tax expense	-	(1,013)	-	(1,013)
Net loss	$(1,850,493)	$(216,269)	$(19,773,114)	$(544,162)

Revenue, general and administrative expenses and other expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available for working capital needs and to fund research and development efforts. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below or within these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Conversion of Notes

In October 2025, $1,631,661 of convertible notes were converted into 9,900,237 shares of Common Stock pursuant to the terms of the Securities Purchase Agreement described in Note 9.

In November 2025, $5,260,571 of convertible notes were converted into 48,050,971 shares of Common Stock pursuant to the terms of the Securities Purchase Agreement described in Note 9.

ELOC Agreement

On November 11, 2025, the Company entered into a new Purchase Agreement (the “Second ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the Second ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the Second ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the ELOC Commitment Fee Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement.

The term of the ELOC Agreement began on November 11, 2025 and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”). In consideration for the Arena’s execution and delivery of the ELOC Agreement, the Company is required to issue Common Shares to Arena equal to $250,000 divided by the lowest 1-Trading Day  VWAP of the Common Shares of the five (5) Trading Days immediately preceding the effectiveness of the initial registration statement (the “Commitment Fee Shares”), plus $25,000 in Common shares for fees associated with the prior ELOC Agreement with the Company, based on a price equal to the lowest 1-Trading Day VWAP of the Common Shares of the five (5) Trading Days immediately preceding the date of execution and delivery of this Agreement.

No Common Shares have been issued to Arena under the Second ELOC Agreement after the balance sheet date through the date that the financial statements were issued. Second ELOC Agreement replaces the ELOC Agreement described in Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and our audited financial statements as of the year ended December 31, 2024, included in Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included herein. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Aspire,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Reverse Acquisition (as defined below), the business and operations of Aspire Biopharma Holdings, Inc (formerly PowerUp Acquisition Corp.) and its consolidated subsidiaries, and (ii) prior to the Reverse Acquisition, Aspire Biopharma, Inc (the predecessor entity in existence prior to the consummation of the Reverse Acquisition) and its consolidated subsidiaries.

Overview

We are an early-stage biopharmaceutical and supplements company. Aspire Biopharma Holdings, Inc. (the “Company” or “Aspire”) is a Delaware Company that was incorporated as PowerUp Acquisition Corp., a Cayman Islands exempted company, on February 9, 2021. On February 17, 2025, the Company completed the Reverse Acquisition described below and changed its name to Aspire Biopharma Holdings, Inc. The Company engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs. Prior to our Reverse Acquisition we were a privately held Puerto Rico corporation incorporated in September 2021.

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

We entered into a development and manufacturing agreement with a contract manufacturer, Glatt, in the fourth quarter of 2024, under which Glatt produced sufficient quantities of our high-dose sublingual aspirin product (sometimes referred to informally herein as “Instaprin” for ease of reference) for our clinical trials required to obtain U.S. Food and Drug Administration (the “FDA”) approval to market the product and complete clinical trials. While we believe that Glatt is capable of producing the drug product to support our aspirin product development plan, including our planned clinical trials, we believe there are a number of alternative third-party manufacturers that have similar capabilities and would be capable of providing sufficient quantities of drug product for our aspirin development plan. We believe that Glatt currently has the capabilities to manufacture our aspirin drug product for potential commercial use, however, their current capacity may be insufficient to meet our planned needs and may require us to engage additional or alternative third-party manufacturers in the future. In addition, we have entered into a fill-and-finish agreement with a contract manufacturer to convert the aspirin product manufactured by Glatt into packaged drug product that can be utilized in clinical trials. We believe that both Glatt and the fill-and-finish contract manufacturer are compliant under current good manufacturing practice, or cGMP, requirements and have experience with cGMP inspections of their respective facilities.

We used drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. A clinical trial was completed in Florida in July 2025 studying the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This trial enrolled six healthy adult volunteers with each dose separated by a washout period of fourteen days and provided information required to (i) select the optimal drug product formulation and (ii) support FDA approval. This trial also studied sublingual administration of our aspirin products and how it delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin tablets, but faster and without gastro-intestinal toxicity associated with oral aspirin tablets. This clinical trial concluded in July, 2025. We received the final report in August 2025. The result of the clinical trials were positive, demonstrating that Aspire’s sublingual delivery technology results in much faster aspirin bioavailability in the blood (compared to aspirin tablets) and that the anti-coagulant property of aspirin occurs much quicker with Aspire’s product. These results will be the backbone of a 505(b)(2) submission to the FDA in early 2026.

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

We also seek to license our technology.

Our Products

The Company has developed and acquired sublingual delivery technologies which address emergencies and drug efficacy, dosage management, and response time. In March 2023, the Company filed application number 63/456,290 with the United States Patent and Trademark Office with the goal of securing patent protection for its new technology and aspirin formulation. The Company’s new patent pending formulation is a significant improvement on the previous formulation which was acquired by the Company through the Instaprin Pharmaceuticals, Inc. acquisition (described below). This technology will facilitate development of any number of products in a soluble, fast acting powder or granule form which has been developed by using our patent pending formulation, and “trade secret” process. Aspire’s drug delivery comes from a new mechanism of delivery (absorption pathway) which allows for rapid sublingual absorption. The benefits of “rapid absorption” are to provide rapid treatment impact and also allows high dose absorption. The Company’s patent pending delivery system includes components specifically formulated to allow rapid sublingual absorption of drugs into the blood stream, thus by-passing the gastrointestinal tract. A second patent application was filed in October 2024 for a high-dose version of our sublingually administered aspirin product (application number 63/702,381) using a micelle variation on our technology which can be used with a variety of substances.

In the initial development launch of its products, Aspire has focused on the delivery of aspirin, which may be the most studied and accepted analgesic and anti-inflammatory drug on the market. Aspirin is over a century old and is traditionally available in several forms, including effervescence, powder, capsule, and tablet. Over 100 years of documented safety and efficacy data is readily available. Aspirin is the only drug in history to receive a certified recommendation by the FDA for heart attack, stroke and colon cancer. However, current aspirin applications are limited due to side effects from acidity. We expect that our aspirin product will be well positioned to target the current Opioid Crisis globally due to its ability to have large doses rapidly be absorbed in the bloodstream with no harmful effects to the gastric system and its mucous membrane, as well as, at full strength with no dilution due to metabolic impact providing true anti-inflammatory therapeutic effects to users providing true pain management relief to them. Aspire plans to seek FDA 505(b)(2) Fast Track designation in the first quarter of 2026 for the prescription strength high dose aspirin product given the history of safety of Aspirin (over 100 years of history).

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

Current Development Status of Aspire’s aspirin product

Aspire’s cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt used this batch to finalize the packaging and manufacturing process, and to provide the products which were used in the clinical trials which took place in Florida and ended in July, 2025. Glatt’s scientific team is conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose sublingual aspirin product.

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

Aspire recently conducted an in vivo single-dose bioavailability study in healthy human volunteers which ended in July, 2025. This clinical trial evaluated pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Aspire’s sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) was evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to support filing of an NDA. This trial was exempt from Investigational New Drug (IND) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor.

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

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses and has created a batch of product and completed limited testing. Aspire may conduct a limited pharmokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for Melatonin, which is sold as a supplement. Melatonin is a popular sleep aid and Aspire has begun exploring licensing possibilities. The Company intends to patent this formulation in due course.

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. The Company intends to patent these products in due course.

Semaglutide: Aspire’s scientists are also developing a working formulation for a sublingual semaglutide product. The timeline to market will be similar depending on the speed of formulation, availability of resources, market conditions and other factors. FDA approval would likely take at least 2-3 years as semaglutide is not likely a candidate for fast-track approval.

Caffeine Products: Aspire’s scientific team has developed a working formula for a single dose sublingual pre-workout supplement as well as a single dose “coffee or soda replacement” with health benefits, using its patent-pending sublingual absorption technology. Aspire has manufactured trial runs of this supplement and conducted consumer and safety testing in the second quarter of 2025. Aspire entered into a manufacturing agreement with Desert Stream, Inc., a nutrition and supplement manufacture with experience in caffeine products, through its wholly owned subsidiary Buzz Bomb Caffeine Company LC. Aspire and Desert Stream have developed a half dozen flavors of the product. Aspire has registered several trademarks that it intends to use with these products and obtained domain names as well. Aspire unveiled its caffeine product at two large fitness conventions in the first week of August 2025 and began selling initial versions of its caffeine products in the third quarter of 2025.

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

We expect that Aspire’s aspirin products will compete with currently approved products, such as Bayer aspirin, Advil and Tylenol, and, if approved, other product candidates currently under development. To our knowledge, there are currently no sublingual aspirin products on the market and none listed inside of the FDA Approved Drug Products with Therapeutic Equivalence Evaluations book, also known as the “Orange Book.”

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, including our drugs and supplements using our patent-pending sublingual absorption technology, and other know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our practice is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and international patent applications related to our proprietary drug candidates, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, knowhow and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

Any patents granted from national/regional phase applications of International Application No. PCT/US2024/022318 (which claims priority to U.S. Application No. 63/456,290) or applications claiming priority to International Application No. PCT/US2024/022318 will have a nominal expiration of March 29, 2044. The Company further intends to file a PCT application on October 1, 2025, claiming priority to U.S. Application No. 63/702,381. Any patents granted from national/regional phase applications of this PCT application or applications claiming priority to this Patent Cooperation Treaty (“PCT”) application will have a nominal expiration of October 1, 2045. The patent applications cover composition of matter (formulations), including product-by-process coverage, as well as uses of the formulations.

Provisional patent application Serial No. 62/794,141 expired on January 19, 2020. Prior to expiration of 62/794,141, two non-provisional patent applications were filed under the PCT, each claiming priority to 62/794,141. These PCT applications have PCT Application Nos. PCT/US2020/013863 and PCT/US2020/014218, respectively. National/regional phase entries of these PCT applications were due on July 18, 2021, or August 18, 2021, depending on the specific country/region. No national/regional phase entries were completed by the deadlines.

The expired patent properties do not describe Aspire’s aspirin formulation technology. Aspire’s aspirin formulation technology is covered by pending patent application nos. PCT/US2024/022318 and 63/702,381, which are Aspire’s primary patent properties. The expired patent properties were intended to supplement the later-filed primary patent properties covering Aspire’s aspirin formulation technology. At the time of its acquisition of the assets, Aspire was not aware that the patent properties had expired. Aspire’s omnibus patent to extend its novel intellectual property rights to cover many other classes of drugs and supplements was filed in October 2025.

Trademark Registration No. 4823125 (granted from Trademark Serial No. 86274378) was cancelled on April 8, 2022, for failure to file maintenance documents due on March 29, 2022. Aspire was not aware of the March 29, 2022, filing deadline at the time of its acquisition of the assets, which was executed one day prior to the filing deadline. Aspire has filed new trademark application Serial No. 98793226, which covers the “Instaprin” mark.

The Company believes that it is important to note that while the previously acquired intellectual property is dead or expired, Aspire has used these technologies and relationships as the foundation of its new patent applications and formulations. Aspire’s management had always intended to build upon the acquired intellectual property assets and enhance the patent protections and apply the technology to new patented products and classes of products. Aspire has maintained the relationships with the individuals who cultivated the original science and research. Aspire has built upon these technologies, research, and relationships to improve and expand upon the previous intellectual property as reflected in their most recent patent applications.

Recent Development

Recapitalization

On August 26, 2024, PowerUp Acquisition Corp. (‘PowerUp”) entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On the Closing Date, Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Reverse Acquisition, Aspire Biopharma, Inc became a wholly owned subsidiary of New Aspire. In accordance with the terms and subject to the conditions of the Merger Agreement and the Proposed Charter, at Closing Date, the Aspire Biopharma, Inc Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Biopharma, Inc Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

To the satisfaction or waiver of the conditions of the Marger Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also prior to the Closing Date, Aspire Biopharma, Inc deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

In connection with the change of PowerUp’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware ( the “PowerUp Domestication”), prior to the consummation of the Reverse Acquisition (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”). Immediately following the PowerUp Domestication, (i) the New Aspire Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Reverse Acquisition. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Immediately prior to the effective time of the consummation of the Reverse Acquisition, Aspire Biopharma, Inc caused (i) each share of Aspire Biopharma, Inc Preferred Stock that is issued and outstanding immediately prior to the effective time of the Reverse Acquisition to be automatically converted into a number of shares of Aspire Common Stock at the then-effective conversion rate (the “Preferred Conversion”). All of the shares of Aspire Preferred Stock converted into shares of Aspire Common Stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc Preferred Stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc Preferred Stock. Aspire Biopharma, Inc caused each Aspire Biopharma, Inc Warrant to be terminated in exchange for shares of Aspire Common Stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date), the Reverse Acquisition was consummated. In connection with the consummation of the Reverse Acquisition PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share ( See Note 7 - Convertible Notes).

In connection with the Reverse Acquisition, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc each entered into a non-competition agreement and lock-up agreements with the Company.

The Reverse Acquisition was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc was treated as the accounting acquirer. Aspire Biopharma, Inc has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

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

Accordingly, for accounting purposes, the Reverse Acquisition was treated as the equivalent of a capital transaction in which Aspire is issuing stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Acquisition will be those of Aspire Biopharma, Inc.

Equity line of credit Agreement

On February 13, 2025, the Company entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which Arena shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”).

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

In consideration for Arena’s execution and delivery of the ELOC Agreement, the Company agreed to issue or cause to be issued or transferred to Arena 1,893,473 shares of common stock (the “ELOC Commitment Shares”), of which 786,946 will be freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby the Investors’ sales may not exceed 15% of the daily trading volume of the common stock on the date of sale. Under the ELOC Agreement, the Company also agreed to, no later than ten (10) business days following the Closing of the Reverse Acquisition, file with the SEC a registration statement for the resale by Arena of the ELOC Shares and the ELOC Commitment Shares, and to file one or more additional registration statements if necessary. As a result of the floor price and the current market price, the Company has not filed such registration statement and does not believe that the ELOC will result in increased liquidity for the Company.

Securities Purchase Agreement

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC (“Cobra”), a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. (a firm that Mr. Friedman controls) that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share.

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

Convertible Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The Notes have a 20% original issue discount which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate. Of the $7,750,000 total funding under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The Notes are convertible into up to an aggregate of 147,177,424 Common Stock (the “ Conversion Shares”) subject to certain conditions. The Company incurred debt issuance costs of $907,500 which is capitalized and amortized over the term on the Notes.

The Notes are convertible (in whole or in part) at any time on or after the thirty-first (31st) day following the Issuance Date into such number of shares of Common Stock as shall be determined by dividing (x) that portion identified by the Purchaser of (A) the outstanding principal amount, plus (B) accrued and unpaid interest with respect to such outstanding principal amount of such Purchaser’s Note and any other amounts owing under such Note or other Transaction Documents (the as that term is defined in the Notes) by (y) the conversion price then in effect on the date on which the Purchaser delivers a notice of conversion. The conversion price means the greater of (i) eighty (80%) percent of the lowest Closing Price on any Trading Day during the five (5) Trading Days prior to the applicable conversion date or (ii) the floor price (the “Floor Price”). The Floor Price means 20% of the average closing price of our Common Stock for the five days prior to the Closing Date.

The Notes may not be converted and shares of Common Stock may not be issued under Notes if, after giving effect to the conversion or issuance, such Purchaser (together with its affiliates, if any) would beneficially own in excess of 4.99% of our outstanding shares of our Common Stock, which we refer to herein as the “Note Blocker”. The Note Blocker may be raised or lowered to any other percentage not in excess of 9.99% at the option of the applicable Purchaser of Notes, except that any raise will only be effective upon 61-days’ prior notice to us.

 In connection with the Purchase Agreement, the Company entered into a registration rights agreement, dated as of August 19, 2025 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file the initial resale registration statement by no later than September 18, 2025, to register the resale of the Common Stock underlying the Notes. The resale registration statement became effective on September 30, 2025.

Nasdaq Notices

On April 16, 2025, the Company received two letters from The Nasdaq Stock Market LLC (“Nasdaq”), each addressing a separate compliance deficiency under the Nasdaq Listing Rules. The first letter notified of the deficiency with regard to Rule 5450(b)(2)(A) (the “MVLS Notice”), which requires a company, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard,” to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was caused by the Company’s MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), the Company was entitled to a 180-day grace period, which ended on October 13, 2025, to rectify the deficiency. In order to do so, the Company was required to achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days (Nasdaq may monitor the MVLS compliance for up to 10 consecutive business days).

The second letter notified of the deficiency with regard to Rule 5450(a)(1) (the “Bid Price Notice” together with the MVLS Notice, the “Notices”), which requires the Company to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) for continued listing on The Nasdaq Global Market.

The Company did not regain compliance with the MVLS Rule or the Bid Price Rule within the relevant compliance periods. Accordingly, on October 15, 2025, (the “October Letter”) the Staff notified the Company that its securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). Both items of noncompliance serve as an independent basis for delisting the Company’s securities from Nasdaq.

The Company retained an advisor and requested a hearing before the Panel and has paid the associated hearing fee of $20,000, which has stayed the suspension of the Company’s Common Stock and publicly traded Warrants pending the Panel’s decision and the expiration of any exception period granted by the Panel. At the hearing, [don’t give the date – investors will think something will happen on that day and it won’t] the Company will present its plan to regain compliance with the MVLS Rule and the Bid Price Rule, and request an extension of time. The Panel has the authority to grant the Company an extension of up to 180 days from the date of the Staff’s delist determination for the MVLS Rule and Bid Price Rule. The Company has requested and been granted a hearing before the Panel to present its plan to regain compliance with the MVLS Rule and the Bid Price Rule; however, there can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to regain compliance within the period of time that may be granted by the Panel.

There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. Alternatively, the Company may apply for a transfer of the listing of its securities to The Nasdaq Capital Market, provided that the Panel determines to conditionally move the Company to The Nasdaq Capital Market pursuant to an exception.

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

Key Financial Definitions/Components of Results

Revenue

The Company commenced earning revenue in the third quarter of 2025 from the sale of its pharmaceutical and nutraceutical products.

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

While our significant accounting policies are described in more detail in Note 3 to our interim condensed consolidated financial statements appearing in Item 1 to this Quarterly Report on Form 10-Q, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chairman, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statements of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

Operating expenses, inclusive of general and administrative costs, research and development costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applied the following five-step model that requires entities to exercise judgment:

(1) Identify the contracts or agreements with a customer: The Company sells pharmaceutical products directly to customers from its website. The Company’s revenue is derived from the customer orders evidenced by invoices issued. Orders placed by customers constitute the Company’s contracts with customers.

(2) Identifying the performance obligations in the contract or agreement: The contract with the customer contains a single performance obligation: the sale of the product.

(3) Determine the transaction price: The Company’s sales arrangements for pharmaceutical products require a full prepayment from the customer at a fixed price per unit based on the terms of the invoice with the customer and before the shipment of products. The transaction price is the amount that reflects the consideration which the Company expects to receive.

(4) Allocate the transaction price to the separate performance obligations: All transaction prices are allocated to the single performance obligation.

(5) Recognize revenue as each performance obligation is satisfied: This performance obligation is satisfied when control of the product is transferred to the customer, which generally occurs upon shipment. The Company receives orders for products to be delivered over multiple dates that may extend across reporting periods. The Company’s accounting policy treats shipping and handling activities as a fulfillment cost. The Company invoices for each order upon payment and recognizes revenue at the fixed price for each distinct product delivered when transfer of control has occurred, which is generally upon shipment.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Recently Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Aspire is described in Note 3, Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

The three and nine months ended September 30, 2025 and September 30, 2024

The following table sets forth the Company’s condensed consolidated statements of operations data for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024	Change

Net Revenue	$1,941	$-	$1,941
Cost of Goods Sold	1,057	-	1,057
Gross Profit	$884	$-	$884

Expenses
General and administrative	512,993	191,578	$321,415
Research and development	207,899	7,000	$200,899
Sales and marketing	425,489	16,678	$408,811
Loss from operations	(1,145,497)	(215,256)	$(930,241)

Other income (expenses):
Interest Expense	(1,480,058)	-	$(1,480,058)
Change in fair value of derivative liabilities and convertible notes	775,062	-	$775,062
Other income (loss), net	$(704,996)	$-	$(704,996)
			$-
Income loss before income taxes	(1,850,493)	(215,256)	(1,635,237)
Income Tax Expense	-	(1,013)	1,013
Net Loss	$(1,850,493)	$(216,269)	$(1,634,224)

Gross Profit

The Company commenced sale of products during the three months ended September 30, 2025. For the three months ended September 30, 2025, total revenue was $1,941 and total cost of goods sold was $1,057.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 was $512,993 as compared to $191,578 for the three months ended September 30, 2024. The $321,415 increase in general and administrative reflects increases in professional services such as legal, consulting and accounting. Aspire expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the three months ended September 30, 2025 was $207,899 as compared to $7,000 for the three months ended September 30, 2024. The $200,899 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended September 30, 2025 was $425,489 as compared to $16,678 for the three months ended September 30, 2024. The $408,811 increase in sales and marketing reflects increases in marketing such as investor awareness costs and product sampling as the Company continues to develop its products. Aspire expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest expense

Interest expense of $1,480,058 for the three months ended September 30, 2025 is a result of the accrual of interest on the convertible notes, subscription agreement and the amortization of debt discount associated with the notes payable – related party.

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes of $775,062 for the three months ended September 30, 2025 is a result of change in fair value of subscription loan agreements, convertible notes, forward purchase agreement liability and derivative liability.

The following table sets forth the Company’s condensed consolidated statements of operations data for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	Change
Revenue	$1,941	$-	$1,941
Cost of Goods Sold	$1,057	$-	$1,057
Gross Profit	$884	$-	$884

Expenses
General and administrative	$15,982,233	$410,805	$15,571,428
Research and development	$823,879	$28,000	$795,879
Sales and marketing	$696,639	$104,344	$592,295
Loss from operations	$(17,501,867)	$(543,149)	$(16,958,718)

Other income (expenses):
Interest Expense	$(2,297,882)	$-	$(2,297,882)
Change in fair value of derivative liabilities and convertible notes	$390,744	$-	$390,744
Loss on extinguishment of debt	$(364,109)	$-	$(364,109)
Other income (loss), net	$(2,271,247)	$-	$(2,271,247)

Income loss before income taxes	$(19,773,114)	$(543,149)	$(19,229,965)
Income Tax Expense	$-	$(1,013)	$1,013
Net income (loss)	$(19,773,114)	$(544,162)	$(19,228,952)

Gross Profit

The Company commenced sale of products during the three months ended September 30, 2025. For the three months ended September 30, 2025, total revenue was $1,941 and total cost of goods sold was $1,057.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2025 was $15,982,233 as compared to $410,805 for the nine months ended September 30, 2024. The $15,571,428 increase in general and administrative reflects increases in stock based compensation related to the shares issued to an advisory firm and increase in professional services such as legal, consulting and accounting. Exclusive of one-time stock based compensation expense in the period, Aspire expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and Development expenses for the nine months ended September 30, 2025 was $823,879 as compared to $28,000 for the nine months ended September 30, 2024. The $795,879 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the nine months ended September 30, 2025 was $696,639 as compared to $104,344 for the nine months ended September 30, 2024. The $592,295 increase in sales and marketing reflects increases in marketing such as investor awareness costs as the Company continues to develop its products and product sampling. Aspire expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest expense

Interest expense of $2,297,882 for the nine months ended September 30, 2025 is a result of the accrual of interest on the convertible notes, subscription agreement and the amortization of debt discount associated with the notes payable – related party.

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes of $390,744 for the nine months ended September 30, 2025 is a result of change in fair value of subscription loan agreements, convertible notes and forward purchase agreement liability.

Loss on extinguishment of debt

For the nine months ended September 30, 2025, the Company recorded a $364,109 loss on extinguishment of debt resulting from the amendment to the Blackstone Note.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from financing activities. The Company had an accumulated deficit of $22,550,347 as of September 30, 2025. As of September 30, 2025, working capital deficit was $11,457,377 and cash was $1,948,271.

With the consummation of the Reverse Acquisition as described above) and Subscription Agreements (as described above), the Company received proceeds of approximately $265,827 in February 2025, after giving effect to PowerUp’s stockholder redemptions and payment of transaction expenses, $7,750,000 pursuant to the August 19, 2025 Securities Purchase Agreement and an additional $3,000,000 after the consummation of the Reverse Acquisition. The Company also entered into an ELOC agreement t for the sale of up to $100,000,000 in common stock. The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

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

Cash flows for the nine months ended September 30, 2025 and 2024

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
	2025	2024
Net cash used in operating activities	(3,995,648)	$(744,755)
Net cash provided by financing activities	5,940,286	$750,122

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,995,648 during the nine months ended September 30, 2025 compared to net cash used in operating activities of $744,755 during the nine months ended September 30, 2024. The period-to-period change was a result of Aspire’s net loss for the period.

Net Cash provided by Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was 5,940,286 compared to net cash flow from financing activities of $750,122 during the nine months ended September 30, 2024. The period-to-period change was primarily due to higher proceeds from the issuance of Aspire’s common stock related to private placements prior to the Reverse Acquisition, and the issuance of convertible notes, partially offset by the repayment of convertible notes.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective including those controls surrounding complex accounting areas such as the accounting for the Company’s recapitalization.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share. The closing was consummated on February 20, 2025 (the “SPA Closing”) and the Company issued to the Investors Debentures in an aggregate principal amount of $3,750,000 (the “Closing Debentures”). The Closing Debentures were sold to the Investors for a purchase price of $3,000,000, representing an original issue discount of twenty percent (20%). The Company may issue additional Debentures under the terms of the Securities Purchase Agreement if the Requisite Holders agree. Any such additional closings would be in such amounts as the Company and the Requisite Holders mutually agree upon and would be subject to substantially the same closing conditions as the Closing Debentures.

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

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share. The closing was consummated on February 20, 2025 (the “SPA Closing”) and the Company issued to the Investors Debentures in an aggregate principal amount of $3,750,000 (the “Closing Debentures”). The Closing Debentures were sold to the Investors for a purchase price of $3,000,000, representing an original issue discount of twenty percent (20%). The Company may issue additional Debentures under the terms of the Securities Purchase Agreement if the Requisite Holders agree. Any such additional closings would be in such amounts as the Company and the Requisite Holders mutually agree upon and would be subject to substantially the same closing conditions as the Closing Debentures.

Nasdaq Notice

On April 16, 2025, Aspire Biopharma Holdings, Inc. (the “Company”), received two letters from The Nasdaq Stock Market LLC (“Nasdaq”), each addressing a separate compliance deficiency under the Nasdaq Listing Rules. The first letter notified of the deficiency with regard to Rule 5450(b)(2)(A) (the “MVLS Notice”), which requires a company, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard,” to maintain a minimum Market Value of Listed Securities (an “MVLS”) of $50,000,000. The deficiency was caused by the Company’s MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), the Company was entitled to a 180-day period, which ended on October 13, 2025, to rectify the deficiency. In order to do so, the Company must achieve and maintain an MVLS of at least $50,000,000 or more for a minimum of 10 consecutive business days (Nasdaq may review for up to 20 consecutive business days).

The second letter notified of the deficiency with regard to Rule 5450(a)(1) (the “Bid Price Notice” together with the MVLS Notice, the “Notices”), which requires the Company to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”) for continued listing on The Nasdaq Global Market.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Form of Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report 8-K filed with the SEC on February 20, 2025)
10.2	Form of Leak Out Agreement (incorporated by reference from Exhibit 10.2 to the Current Report 8-K filed with the SEC on February 20, 2025)
10.3	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report 8-K filed with the SEC on February 21, 2025)
10.4	Form of Debenture (incorporated by reference from Exhibit 10.40 to the Current Report 8-K filed with the SEC on February 21, 2025)
10.5	Purchase Agreement, dated November 11, 2025, between Aspire Biopharma Holdings, Inc. and Arena Business Solutions Global SPC II, Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed November 14, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPIRE BIOPHARMA HOLDINGS, INC.

Date: November 13, 2025	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ernest J. Scheidemann
	Name:	Ernest J. Scheidemann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

