Form 10-Q/A
period 2025-09-30
Aspire Biopharma Holdings, Inc.
filed 2025-11-14
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the Securities and Exchange Commission on November 14, 2025 (the “Form 10-Q”) is to correct a typographical error in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Nasdaq Notices.

No other changes have been made to the Form 10-Q, which is hereby refiled in its entirety. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and except as noted above, does not modify or update in any way disclosures made in the original Form 10-Q.

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

The Company retained an advisor and requested a hearing before the Panel and has paid the associated hearing fee of $20,000, which has stayed the suspension of the Company’s Common Stock and publicly traded Warrants pending the Panel’s decision and the expiration of any exception period granted by the Panel. At the hearing, the Company will present its plan to regain compliance with the MVLS Rule and the Bid Price Rule, and request an extension of time. The Panel has the authority to grant the Company an extension of up to 180 days from the date of the Staff’s delist determination for the MVLS Rule and Bid Price Rule. The Company has requested and been granted a hearing before the Panel to present its plan to regain compliance with the MVLS Rule and the Bid Price Rule; however, there can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to regain compliance within the period of time that may be granted by the Panel.

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

ASPIRE BIOPHARMA HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Ernest J. Scheidemann
	Name:	Ernest J. Scheidemann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

