Form 10-K
period 2025-12-31
Aspire Biopharma Holdings, Inc.
filed 2026-03-30
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41293

Aspire Biopharma Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-3467744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23150 Fashion Dr., Suite 232 Estero, FL	33928
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (908) 987-3002

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:

Common Stock, par value $0.0001 per share	ASBP	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock	ASBPW	The Nasdaq Stock Market LLC

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common equity and, therefore, the Registrant cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The aggregate market value of the voting stock (ordinary shares) held by non-affiliates of the registrant as of the close of business on December 31 2025, the last business day of the registrant’s most recently completed fiscal year, was approximately $17.4 million based on the closing sale price of the Class A ordinary shares on the Nasdaq Stock Market LLC on that date. Common stock held by each executive officer, director and by each person known to the registrant who owned 5% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2026, there were 5,024,124 shares of Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

Documents incorporated by reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Business Combination” are to our merger with Aspire Biopharma, Inc., a Puerto Rico corporation of February 17, 2025;

●	“Colonial” are to Colonial Stock Transfer Co, Inc., our transfer agent and warrant agent.

●	“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Common Stock” is our current common stock, par value $0.0001.

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on February 23, 2022;

●	“initial shareholders” are to the Original Sponsor (PowerUp Sponsor LLC), the Sponsor (SRIRAMA Associates, LLC), and each of their permitted transferees;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Turner, Stone and Company” are to Turner, Stone and Company, LLP, our current independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Original Sponsor” are to PowerUp Sponsor LLC, a Delaware limited liability company;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement warrants” are to the 244,083 redeemable warrants purchased by our Original Sponsor in the private placement and 359,974 public placement warrants, after giving effect to the 1 for 40 reverse stock split;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares; provided that our initial shareholders’ status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Sponsor” are to SRIRAMA Associates, LLC, a Delaware limited liability company, which is not currently controlled by, nor has substantial ties with, non-U.S. persons. Additionally, all officers and directors of the Company are U.S. citizens and U.S. residents;

●	“units” are to the units sold in our initial public offering, which consisted of one Class A ordinary share and one-half of one redeemable warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and

●

“we,” “us,” “our,” “Aspire,” “Company” or “our company” are to Aspire Biopharma Holdings, Inc. a Delaware corporation.

All share numbers in this Report give effect to the 1 for 40 reverse stock split effected on January 16, 2026.

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

We entered into a development and manufacturing agreement with a contract manufacturer, Glatt, in the fourth quarter of 2024, under which Glatt produced sufficient quantities of our high-dose sublingual aspirin product (sometimes referred to informally herein as “Instaprin” for ease of reference) for our clinical trials required to obtain U.S. Food and Drug Administration (the “FDA”) approval to market the product and complete clinical trials. Glatt currently has the capabilities to manufacture our aspirin drug product for potential commercial use, however, their current capacity may be insufficient to meet our planned needs and may require us to engage additional or alternative third-party manufacturers in the future. In addition, we have entered into a fill-and-finish agreement with a contract manufacturer to convert the aspirin product manufactured by Glatt into packaged drug product that can be utilized in clinical trials. We believe that both Glatt and the fill-and-finish contract manufacturer are compliant under current good manufacturing practice or (“cGMP”), requirements and have experience with cGMP inspections of their respective facilities. We have also entered into a manufacturing agreement with Microsize, a contract development and manufacturing organization or (“CDMO”) in Quakertown, PA in January 2026 to manufacture aspirin products for the next round of clinical trials of the high-dose aspirin for myocardial infarction.

We used drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. A successful clinical trial was completed in July 2025 in Florida studying the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This trial enrolled six healthy adult volunteers with each dose separated by a washout period of fourteen days and provided information required to (i) select the optimal drug product formulation and (ii) support FDA approval. This trial also studied sublingual administration of our aspirin products and how it delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin, but faster and without gastro-intestinal toxicity associated with oral aspirin. This clinical trial concluded in July, 2025. We received the final report in September 2025. The results of the clinical trials were positive, demonstrating that Aspire’s sublingual delivery technology results in much faster aspirin bioavailability in the blood (compared to aspirin tablets) and that the anti-coagulant property of aspirin occurs much quicker with Aspire’s product. These results will be the backbone of a 505(b)(2) submission to the FDA planned for late 2026.

Commercialization of Aspirin Products

We have not yet established a sales, marketing or product distribution infrastructure for our aspirin products because our lead product candidates are still in early-stage clinical development. We generally plan to retain commercial rights in the United States for our product candidates for which we hope to receive marketing approvals. We believe that it will be possible for us to access the heart attack and stroke prevention market through a targeted hospital and/or specialty care sales force. We are also strongly considering the licensing of the aspirin products and have received inquiries about the availability of that produce for license.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products, as well as the creation of a dedicated Medical Affairs team to support commercialization efforts. If we license our products, we expect our licensees to do this. We believe that such an organization will be able to address the physicians who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

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

Our Products

The Company has developed and acquired disruptive sublingual delivery technologies that are a patent-pending formulation which address emergencies and drug efficacy, dosage management, and response time. In March 2023, the Company filed application number 63/456,290 with the United States Patent and Trademark Office (“USPTO”) with the goal of securing patent protection for its new technology and aspirin formulation. The Company’s new patent pending formulation is a significant improvement on the previous formulation which was acquired by the Company through the Instaprin Pharmaceuticals, Inc. acquisition (described below). This technology will facilitate development of any number of products in a soluble, PH neutral, fast acting powder or granule form which has been developed by using our patent pending formulation, and “trade secret” process. Aspire’s drug delivery comes from a new mechanism of action (absorption pathway) which allows for rapid sublingual absorption. The benefits of “rapid absorption” are to provide rapid treatment impact and also allows high dose absorption. The Company’s patent pending delivery system includes components specifically formulated to allow rapid sublingual absorption of drugs into the blood stream, thus by-passing the gastrointestinal tract. A second patent application was filed in October 2024 for a high-dose version of our sublingually administered aspirin product (application number 63/702,381) using a micelle variation on our technology which can be used with a variety of substances.

In the initial development launch of its aspirin product, Aspire has focused on the delivery of aspirin, which may be the most studied and accepted analgesic and anti-inflammatory drug on the market. Aspirin is over a century old and is traditionally available in several forms, including effervescence, powder, capsule, and tablet. Over 100 years of documented safety and efficacy data is readily available. Aspirin is the only drug in history to receive a certified recommendation by the FDA for heart attack, stroke and colon cancer. However, current aspirin applications are limited due to side effects from acidity. We expect that our aspirin product will be well positioned to target the current Opioid Crisis globally due to its ability to have large doses rapidly be absorbed in the bloodstream with no harmful effects to the gastric system and its mucous membrane, as well as, at full strength with no dilution due to metabolic impact providing true anti-inflammatory therapeutic effects to users providing true pain management relief to them. Aspire plans to submit its FDA 505(b)(2) approval request in 2026 for the prescription strength high dose aspirin product given the history of Aspirin (and over 100 years of history) and clinical trial results.

Current Development Status of Aspire’s Aspirin Product

Aspire’s cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt used this batch to finalize the packaging and manufacturing process, and to provide the products which were used in the clinical trials which took place in Florida and ended in July 2025, with the final clinical trial study results provided to Aspire on September 5, 2025. Glatt’s scientific team will also be conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose sublingual aspirin product. Aspire’s new manufacturer, Microsize, is currently conducting tests, making product improvements and preparing the high-dose product for the next clinical tests.

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

Aspire recently conducted an in vivo single-dose bioavailability study in healthy human volunteers which ended in July 2025. The final clinical trial report was received on September 5, 2025. This clinical trial evaluated pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Aspire’s sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) was evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to support filing of an NDA. This trial was exempt from Investigational New Drug (IND) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor. The results showed that Aspire’s product entered the bloodstream faster than conventional aspirin and had a more significant impact on TxB2 than conventional aspirin. Management believes that both results are very positive.

Following receipt and analysis of the clinical trial results, Aspire submitted a pre-IND written request to the FDA on October 31, 2025, to which the FDA responded positively on November 13, 2025, essentially approving the proposed next clinical trial using approximately 32 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Aspire’s high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for an additional trial would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints. If needed, the additional trial will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of Aspire’s aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Aspire is hoping to conduct this next trial starting in summer 2026. Following completion of this additional trial, Aspire plans to submit a section 505(b)(2) NDA for Aspire’s aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating Aspire’s aspirin from standard oral aspirin based on TXB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin. Aspire continues to improve its aspirin product through testing and research.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses and has created a batch of product and completed limited testing. Aspire may, although it is not required to, conduct a limited pharmacokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for melatonin, which is sold as a supplement. Melatonin is a popular sleep aid and Aspire has begun exploring licensing possibilities. The Company has filed for patent protection of its melatonin formulation in patent application 63/890,248 filed on 9/25/25 (part of the “Omnibus Patent”).

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. The Company has filed for patent protection of its vitamin products in the Omnibus Patent.

ED Medication: Aspire’s scientists are also developing a working formulation for a sublingual ED (erectile dysfunction) product. The timeline to market will be similar depending on the speed of formulation, availability of resources, market conditions and other factors. FDA approval would likely take at least 2-3 years as ED medication is not likely a candidate for fast-track/breakthrough therapy approval. The Company has filed for patent protection of its ED formulation in the Omnibus Patent.

Caffeine Products: Aspire has developed a working formula for a single serving sublingual pre-workout supplement, using its patent-pending sublingual absorption technology. Aspire manufactured trial runs of this supplement and conducted consumer and safety testing in the second quarter of 2025. Aspire entered into a manufacturing agreement with Desert Stream, Inc., (Nephi, UT) a nutrition and supplement manufacture with experience in caffeine products, through its wholly-owned subsidiary Buzz Bomb Caffeine Company LC. Aspire and Desert Stream have developed a half dozen flavors of the product. Aspire has registered several trademarks that it intends to use with these products and obtained domain names as well. Aspire unveiled its caffeine product at two large fitness conventions in the first week of August 2025 and began selling initial versions of its caffeine products in the third quarter of 2025. After that product was well-received, Aspire entered into a manufacturing contract with Supranaturals (Springville, UT) to manufacture 2,000,000 units of its caffeine supplement which is marketed under the trademark “Buzz Bomb” (see buzzbombcaffeine.com). The marketing of these newly-branded 2,000,000 units began on January 15, 2026.

Other Products: Aspire’s scientists have created formulations for anti-nausea products (meclizine and ondansetron), alprazolam, clopidogrel, microdose nicotine, and semaglutide, and are considering formulations for anti-psychotic products, seizure medication, and several other classes of drugs, all using our sublingual mode of administration. We anticipate taking several of these products to market as the research and development dictates, as well as market conditions and company funding. Aspire has filed patents protecting several of these products: nicotine (Omnibus Patent), alprazolam (patent application 63/957,370 filed 1/9/26), meclizine (patent application 63/971,320 filed 1/29/26), clopidogrel (patent application 63/957,361 filed 1/9/26), and ondansetron (patent application 63/970,377 filed on 1/28/26).

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

The expired patent properties do not describe Aspire’s aspirin formulation technology. Aspire’s aspirin formulation technology is covered by pending patent application nos. PCT/US2024/022318 and 63/702,381, which are Aspire’s primary patent properties. The expired patent properties were intended to supplement the later-filed primary patent properties covering Aspire’s aspirin formulation technology. At the time of its acquisition of assets, Aspire was not aware that the patent properties had expired. Aspire’s Omnibus Patent to extend its novel intellectual property rights to cover many other classes of drugs and supplements was filed in October 2025, as set forth above. In addition, Aspire has file the patents referred to above and intends to file further patents as warranted.

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

The following table sets forth details of our intellectual property registrations and applications:

IP Schedule for Aspire Biopharma, Inc. as of February 17, 2026

PATENT FILINGS
Country	Substance	Application No.	Filing Date	Status
United States	ORAL MUCOSAL FORMULATIONS OF ALPRAZOLAM	63/957,370	09-Jan-2026	Pending

World Intellectual Property Organization	LOWER DOSE ASPIRIN	63/456,290	03-Mar-2023	Pending

United States	HIGHER DOSE ASPIRIN	63/702,381	02-Oct-2024	Pending

United States	ORAL MUCOSAL FORMULATIONS OF CLOPIDOGREL	63/957,361	09-Jan-2026	Pending

United States	ORAL MUCOSAL FORMULATIONS OF MECLIZINE	63,971,320	29-Jan-2026	Pending

United States	ORAL MUCOSAL FORMULATIONS OF ONDANSETRON	63/970,377	28-Jan-2026	Pending

United States	VARDENAFIL (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	CAFFEINE (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	MELATONIN (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	NICOTINE (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	VITAMIN A (OMNIBUS)	63/890,248	29-Sep-2025	Pending

TRADEMARK FILINGS
Country	Wordmark	Serial No. / Registration No.	Filing or Registration Date	Status
United States	BOMB SQUAD	97755121	15-Jan-2023	Pending

United States	BUZZ BOMB	99447682	16-Oct-2025	Pending

United States	BUZZ BOMB	99146781	20-Apr-2025	Approved

United States	BUZZ BOMB	99287743	16-Jul-2025	Pending

United States	COFFEE SHOT	99169570	5-May-2025	Pending

United States	COFFEE SHOT	99287764	16-Jul-2025	Pending

United States	CAFFEINE…ACCELERATED	99287826	16-Jul-2025	Approved

United States	WITHOUT THE CUP	99287858	14-Oct-2025	Pending

United States	INSTRAPRIN	98793226	15-Apr-2025	Pending

We also hold numerous domains, including, but not limited to, aspire-biopharma.com, aspirebiolabs.com, and buzzbombcaffeine.com. Additionally, Aspire plans to enter into customer and license agreements to protect its intellectual property. All other intellectual property is in the form of trade secrets, business methods and know-how and is protected through intellectual assignment and confidentiality agreements with Aspire employees, advisors and consultants.

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

The Company has filed patent applications for sublingual aspirin products and other products, as set forth above. The Company believes that this novel use of aspirin, and the claims, will be beneficial for some patients who are in need of aspirin products that speed the delivery of the aspirin and avoid the gastric tract (and the powder/granule form under the tongue will be useful for those who can’t swallow aspirin pills or capsules). While the FDA has not yet approved this delivery mechanism, the Company believes that they will be able to demonstrate that the delivery can be accomplished safely and effectively and improve patient outcomes. The recently completed clinical trials support this. The current method of aspirin administration (oral) poses some gastric system issues. The Company will develop a plan of action to discuss with the FDA and seek approval for sublingual administration and has retained appropriate and experienced consultants. The Company has successfully accomplished the cGMP manufacturing of its high-dose aspirin product for recently completed clinical trials in support of our FDA approval and received a positive response to its Pre-IND meeting request letter.

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

Preclinical Studies and Investigational New Drug Application

Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate or compound enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long- term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND or NDA is submitted.

Recent Developments

Asset Purchase Agreement (“APA”) with Instaprin Pharmaceuticals Inc.

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

Recapitalization

On August 26, 2024, PowerUp Acquisition Corp. (‘PowerUp”) entered into an Agreement and Plan of Merger (as amended from time to time, the “Reverse Recapitalization Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On the Closing Date, Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Reverse Recapitalization, Aspire Biopharma, Inc became a wholly-owned subsidiary of Aspire Biopharma Holdings Inc., a Delaware corporation (f/k/a PowerUpAcquisition Corp.) (“New Aspire”). In accordance with the terms and subject to the conditions of the Reverse Recapitalization Agreement and the Proposed Charter, at Closing Date, the Aspire Biopharma, Inc Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

To the satisfaction or waiver of the conditions of the Reverse Recapitalization Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also prior to the Closing Date, Aspire Biopharma, Inc deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire Biopharma Inc.’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire Biopharma Inc.’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, stock, and warrants, respectively.

In connection with the PowerUp Domestication, prior to the consummation of the Reverse Recapitalization (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Class A Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Class A Common Stock, at an exercise price of $460 per share, after giving effect to the 1 for 40 reverse stock split, on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”). Immediately following the PowerUp Domestication, (i) the New Aspire Class A Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $460 per share, after giving effect to the 1 for 40 reverse stock split, on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Reverse Recapitalization. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Immediately prior to the effective time of the consummation of the Reverse Recapitalization, Aspire Biopharma, Inc caused (i) each share of Aspire Biopharma, Inc Preferred Stock that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of Aspire Common Stock at the then-effective conversion rate (the “Preferred Conversion”). All of the shares of Aspire Preferred Stock converted into shares of Aspire Common Stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc Preferred Stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc Preferred Stock. Aspire Biopharma, Inc caused each Aspire Biopharma, Inc warrant to be terminated in exchange for shares of Aspire Common Stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date), the Reverse Recapitalization was consummated. In connection with the consummation of the Reverse Recapitalization PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share. There are no amounts outstanding under the Debentures.

In connection with the Reverse Recapitalization, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc each entered into a non-competition agreement and lock-up agreements with the Company.

The transaction was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc was treated as the accounting acquirer. Aspire Biopharma, Inc has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

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

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of a capital transaction in which Aspire is issuing stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Aspire Biopharma, Inc.

Equity line of credit Agreement

On February 13, 2025, the Company entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd.

This ELOC Agreement was subsequently terminated on November 11, 2025 and replaced with the Second ELOC Agreement. See “Prospectus Summary - Recent Developments - November 2025 Equity Line of Credit Agreement”.

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

The closing was consummated on February 20, 2025 (the “SPA Closing”) and the Company issued to the Investors Debentures in an aggregate principal amount of $3,750,000 (the “Closing Debentures”). The Closing Debentures were sold to the Investors for a purchase price of $3,000,000, representing an original issue discount of twenty percent (20%). The Company may issue additional Debentures under the terms of the Securities Purchase Agreement if the Requisite Holders agree. Any such additional closings would be in such amounts as the Company and the Requisite Holders mutually agree upon and would be subject to substantially the same closing conditions as the Closing Debentures. As a result of certain payments made on August 19, 2025, out of the Note offering and on February 6, 2026, there is no further balance on the Closing Debentures.

As consideration for the Investors’ consummation of the SPA Closing, concurrently with the SPA Closing, the Company delivered, or caused to be delivered, to each Investor its pro rata portion of 52,663 shares of common stock (“SPA Commitment Shares”), after giving effect to the 1 for 40 reverse stock split, of which 25,000 were freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby each Investor’s sales may not exceed 15% of the daily trading volume of the common stock on the date of sale.

Convertible Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “August 2025 Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The August 2025 Notes have a 20% original issue discount which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate. Of the $7,750,000 total funding under the August 2025 Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The Company incurred debt issuance costs of $907,500 which is capitalized and amortized over the term on the August 2025 Notes. The August 2025 Notes were converted in full and there is no further balance thereon.

The August 2025 Notes were convertible (in whole or in part) at any time on or after the thirty-first (31st) day following the Issuance Date into such number of shares of Common Stock as shall be determined by dividing (x) that portion identified by the Purchaser of (A) the outstanding principal amount, plus (B) accrued and unpaid interest with respect to such outstanding principal amount of such Purchaser’s August 2025 Note and any other amounts owing under such August 2025 Note or other Transaction Documents (the as that term is defined in the August 2025 Notes) by (y) the conversion price then in effect on the date on which the Purchaser delivers a notice of conversion. The conversion price means the greater of (i) eighty (80%) percent of the lowest Closing Price on any Trading Day during the five (5) Trading Days prior to the applicable conversion date or (ii) the floor price (the “Floor Price”). The Floor Price means 20% of the average closing price of our Common Stock for the five days prior to the Closing Date.

In connection with the August 2025 Securities Purchase Agreement, the Company entered into a registration rights agreement, dated as of August 19, 2025 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file the initial resale registration statement by no later than September 18, 2025, to register the resale of the Common Stock underlying the August 2025 Notes. The resale registration statement became effective on September 30, 2025.

Conversion of Notes

In October 2025 and November 2025, a total value of $9,523,683 of convertible notes were converted into 2,219,932 shares of common stock of the Company after giving effect to the 1-for-40 reverse stock split.

To date, there is no outstanding balance under the August 2025 Notes.

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

The Company retained an advisor and requested a hearing before the Panel and held the hearing. At the hearing, the Company was granted until February 17, 2026, to regain compliance with the two deficiencies. On February 3, 2026, the Company was notified that it had regained compliance with the Bid Price Rule. As a result of the Preferred Stock Offering, the Company met the $2,500,000 stockholders’ equity rule and on February 18, 2026 the Company received confirmation from Nasdaq that it meets the stockholders’ equity rule.

There can be no assurance that the Company will be able to stay in compliance with all of the Nasdaq listing criteria.

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

In connection with the Agreement, the Company agreed to issue 15,625 shares of common stock to Blackstone Capital Advisors, Inc. and to register those shares, along with certain other restricted securities, through the filing of a registration statement on Form S-1 no later than May 13, 2025. The registration statement was declared effective on May 29, 2025.

Second ELOC Agreement

On November 11, 2025, the Company entered into the Second ELOC Agreement with Arena Business Solutions Global SPC II, Ltd. Under the Second ELOC Agreement, the Company has the right, but not the obligation, from time to time, to direct Arena to purchase up to $100,000,000 (the “Commitment Amount”) in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the Second ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below), the Transaction Fee Shares, and additional shares to be sold to Arena from time to time under the ELOC Agreement.

The term of the Second ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month next following the 36-month anniversary of the execution date, (ii) the date on which Arena shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the Second ELOC Agreement (the “Commitment Period”).

During the Commitment Period, the Company may from time to time direct Arena to purchase ELOC Shares by delivering a notice (an “Advance Notice”) to Arena. The Company shall, in its sole discretion, select the amount of ELOC Shares requested by the Company in each Advance Notice. However, such amount may not exceed the Maximum Advance Amount (as defined in the ELOC Agreement), further provided that in no event shall the number of shares of Common Stock issuable to Arena pursuant to an Advance Notice cause Arena and its Affiliates to beneficially own a number of shares of Common Stock in excess of the Ownership Limitation (as defined in the Second ELOC Agreement.

The purchase price to be paid by Arena for the ELOC Shares will be ninety-six percent (96%) of the VWAP (as defined in the Second ELOC Agreement) of the Company’s common stock during the trading day commencing on the date of the Advance Notice, subject to adjustment pursuant to the terms of the Second ELOC Agreement.

In consideration for Arena’s execution and delivery of the Second ELOC Agreement, the Company agreed to issue or cause to be issued or transferred to Arena a number of shares of common stock equal to 250,000 divided by the lowest 1-Trading Day VWP of our common shares of the five (5) Trading Days immediately preceding the effectiveness of this registration statement (the “Commitment Fee Shares”). In addition, the Company has agreed to pay all of Arena’s customary due diligence and legal fees, in an amount of up to approximately $20,000 plus an amount of $25,000 incurred in a prior transaction between the Company and Arena, for a total of $45,000, $20,000 of which was to be paid upon execution and delivery of the Second ELOC Agreement and the remainder of the balance was paid by the issuance to Arena of 3,072 shares of our common stock (the “Transaction Fee Shares”).

Under the Second ELOC Agreement, the Company also agreed to, no later than ten (10) business days following the Closing of the Reverse Recapitalization, file with the SEC a registration statement for the resale by Arena of the ELOC Shares and the Commitment Fee Shares, and to file one or more additional registration statements if necessary. The registration statement was declared effective on December 15, 2025.

The Second ELOC Agreement contains customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Arena represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The Company issued, and will issue, the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The foregoing description of the Second ELOC Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached hereto as Exhibit 10.41 and which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Effect of Performance of the Second ELOC Agreement on our Stockholders

The sale by Arena of a significant number of Selling Shareholder Shares at any given time could cause the market price of our Common Stock to decline and to be highly volatile. Sales of our Common Stock to Arena, if any, will depend upon market conditions and other factors to be determined by us, in our sole discretion. We may ultimately decide to sell to Arena all, some or none of the ELOC Shares that may be available for us to sell pursuant to the Second ELOC Agreement. If and when we do sell the ELOC Shares to Arena, Arena may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Arena by us under the Second ELOC Agreement may result in substantial dilution to the interests of our other shareholders. In addition, if we sell a substantial number of the ELOC Shares to Arena under the Second ELOC Agreement, or if investors expect that we will do so, the actual sales of ELOC Shares or the mere existence of our arrangement with Arena may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales. However, we have the right to control the timing and amount of any sales of the ELOC Shares to Arena.

Pursuant to the terms of the Second ELOC Agreement, we have the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of common stock, which is exclusive of the Commitment Fee Shares and Transaction Fee Shares issued to Arena as consideration for its commitment to purchase our shares of common stock under, and for its entry into, the Second ELOC Agreement. The Second ELOC Agreement generally prohibits us from issuing or selling to Arena under the Second ELOC Agreement any common stock that, when aggregated with all other shares of common stock then beneficially owned by Arena and its affiliates, would exceed the Ownership Limitation. Currently, we have not issued and sold any shares of common stock to Arena pursuant to an advance notice under the Second ELOC Agreement and have issued 3,072 Transaction Fee Shares to Arena thereunder.

Capitalized terms that are not defined herein may have meanings assigned to them in the Purchase Agreement.

Exchange Agreements

On January 1, 2026, the Company entered into Exchange Agreements (the “Exchange Agreements”) with certain holders of the Company’s debt (the “Holders”) to exchange approximately $1.75 million in debt for shares (the “Exchange Shares’) of the Company’s common stock (the “Exchange”). The debt was incurred by the Company’s predecessor, PowerUp Acquisition Corp. (“PowerUp”) pursuant to subscription agreements dated March 4, 2024, and May 9, 2024. The Holders were Sponsors of PowerUp’s initial public offering.

Pursuant to the Exchange Agreements, the Holders may, in their discretion, submit a notice of exchange setting forth the Exchange Amount, the Exchange Shares, and the applicable Exchange Price (as those terms are defined in the Exchange Agreements). Within one business day of receipt of an Exchange Notice, the Company will issue to such holder the number of Exchange Shares equal to the Exchange Amount divided by the Exchange Price, and such Exchange Amount shall be deducted from the Outstanding Balance (as that term is defined in the Exchange Agreements) owed to such Holder. The Exchange Price is equal to the closing price of the Company’s Common Stock on the Trading Day immediately prior to any Exchange Notice less one cent ($0.01) which shall be deemed an administrative fee to cover the costs of depositing the Exchange Shares. Each Holder may submit up to four (4) Exchange Notices, but each Exchange Notice may not exchange more than thirty percent (30%) of the applicable Holder’s Outstanding Balance. Each Holder must submit all Exchange Notices it determines to submit pursuant to the terms of the Exchange Agreements by no later than January 31, 2026, subject to certain reasonable exceptions. The Exchange Shares shall be delivered to the Holders as freely tradeable, free and clear of any transfer restrictions, and without any restrictive legends. All of the debt was converted and there is no outstanding balance.

The Exchange Agreements contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, the investors in the Exchange represented to the Company, that they are “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The Company issued, and will issue, the securities in reliance upon an exemption from registration contained in Section 3(a)(9) of the Securities Act and Regulation D promulgated thereunder.

2024 Stock Incentive Plan

On January 8, 2026, the Company’s Board of Directors confirmed certain terms of the 2024 Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders at an extraordinary general meeting of stockholders held on February 4, 2025 (the “February Meeting”), by determining the share limit numbers of 122,250 after giving effect to the 1-for-40 reverse stock split, to be included in the Plan in accordance with the terms of the Plan and the Proxy Statement for the February Meeting (the “ February Proxy Statement”). The Plan permits the Company to grant various incentive awards to eligible employees, directors, and consultants, with the goal of attracting, retaining and motivating persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and to align their interests and efforts to the long-term interests of the Company’s stockholders. The terms of the Plan are substantially the same as those previously disclosed in the February Proxy Statement and described therein.

Approval of Equity Award Agreements

On January 8, 2026, the Board also approved and adopted forms of award agreements with respect to grants of restricted stock units (“RSUs”) and stock options (“Options”) under the Plan, to be used for grants of equity awards to the Company’s executive officers, directors and other employees (the “Award Agreements”). Each RSU represents the right to receive a share (a “Share”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), upon the RSU becoming vested, subject to continued employment through the applicable vesting date. Each Option represents the right to purchase a Share at a predetermined exercise price, subject to continued employment through the applicable vesting date.

January 2026 Securities Purchase Agreement

On January 26, 2026, the Company entered into a Securities Purchase Agreement (the “January Securities Purchase Agreement”) with certain investors (referred within this respective paragraph as “Purchasers”), pursuant to which the Company sold to the Purchasers certain debentures in an aggregate principal amount of $2,173,913 for a subscription price of $2,000,000 (the “Debentures”) with a maturity date of April 23, 2026. The Notes have an 8% original issue discount and do not bear any annual interest. The Debentures are due the sooner of (i) 90 days, or (ii) upon the Company’s receipt of gross proceeds of at least $8,000,000 in any equity or debt financing. The Company had the option to prepay this Debenture(s) at any time after the Original Issue Date at an amount equal to the Principal Amount. The Company shall provide Holder(s) with ten (10) Business Days’ prior written notice of intention to satisfy the Debentures, whether at maturity, by prepayment, or in default. The Debentures are not convertible into common stock. In connection with the financing the Purchasers received an aggregate of 790,000 Shares of the Company’s common stock as incentive shares. On February 6, 2026, the Debentures were paid in full.

The Notes were offered in reliance on Section 4(a)(2) of Securities Act of 1933, as amended (the “Securities Act”). The Notes were not, and will not be, registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to utilize the proceeds to pay off debt and for working capital purposes.

Series A Preferred Stock

Pursuant to the terms of the Purchase Agreement for which this registration statement pertains to, on February 2, 2026, the Company filed the Certificate of Designation with the Delaware Secretary of State designating 25,000 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Preferred Stock (See Note 13 Subsequent Events for additional information).

Board Changes

On January 7, 2026, Surendra Ajjarapu notified the Board of his intention to step down from the role of Director, effective immediately. Mr. Ajjarapu’s decision to resign is not due to any disagreement with the Company, the Board of Directors, or any member of the Company’s management.

On February 5, 2026, Donald G. Fell resigned from the Company’s board of directors (the “Board”). Mr. Fell’s decision to resign is not due to any disagreement with the Company, the Board of Directors, or any member of the Company’s management.

In connection with the February Preferred Stock Offering, Philip Balatsos has been appointed to fill one of the vacancies on the Board of Directors left by the aforementioned resignations.

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

The Company has filed patent applications for sublingual aspirin products and other products, as set forth above. The Company believes that this novel use of aspirin, and the claims, will be beneficial for some patients who are in need of aspirin products that speed the delivery of the aspirin and avoid the gastric tract (and the powder/granule form under the tongue will be useful for those who can’t swallow aspirin pills or capsules). While the FDA has not yet approved this delivery mechanism, the Company believes that they will be able to demonstrate that the delivery can be accomplished safely and effectively and improve patient outcomes. The recently completed clinical trials support this. The current method of aspirin administration (oral) poses some gastric system issues. The Company will develop a plan of action to discuss with the FDA and seek approval for sublingual administration and has retained appropriate and experienced consultants. The Company has successfully accomplished the cGMP manufacturing of its high-dose aspirin product for recently completed clinical trials in support of our FDA approval and received a positive response to its Pre-IND meeting request letter.

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

Preclinical Studies and Investigational New Drug Application

Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate or compound enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long- term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND or NDA is submitted.

The Reverse Recapitalization and Related Transactions

On February 17, 2025 (the “Closing Date”), Aspire Biopharma Holdings, Inc., a Delaware corporation (f/k/a PowerUp Acquisition Corp.), consummated the previously announced transaction pursuant to that certain Agreement and Plan of Merger, dated August 26, 2024, as amended by an Amendment Agreement dated September 5, 2024 and a Second Amendment Agreement dated October 9, 2024 (the “Reverse Recapitalization Agreement”), by and among the Company, PowerUp Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of PowerUp (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Stephen Quesenberry, in the capacity as the seller representative (the “Seller Representative”), and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire”). Terms used in this Current Report on Form 8-K but not defined herein, or for which definitions are not otherwise incorporated by reference herein, shall have the meaning given to such terms in the final prospectus and definitive proxy statement, dated January 14, 2025 and filed with the Securities and Exchange Commission (the “SEC”) on January 14, 2025 (the “Proxy Statement”), and such definitions are incorporated herein by reference.

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

The Closing Debentures contain customary events of default. If an event of default occurs, until it is cured, the holders may increase the interest rate applicable to the Closing Debentures to two percent (2%) per annum and accelerate the full indebtedness under the Closing Debentures, in an amount equal to 125% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the Closing Debentures, the Closing Debentures prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness that is not subordinated to the Investors and, as applicable, any subsidiary’s obligations in respect of the Closing Debentures until the Closing Debentures are paid in full.

As consideration for the Investors’ consummation of the SPA Closing, concurrently with the SPA Closing, the Company delivered, or caused to be delivered, to each Investor its pro rata portion of 52,663 shares of common stock (“SPA Commitment Shares”), of which 25,000 will be freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby each Investor’s sales may not exceed 15% of the daily trading volume of the common stock on the date of sale.

The Company agreed, pursuant to a Security Agreement, dated February 20, 2025 (the “Security Agreement”), with the Investors, to grant the Investors a security interest in all of its assets to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the Debentures. In addition, the Company’s wholly-owned subsidiary, Aspire Biopharma, Inc., entered into a Guarantee Agreement, dated February 20, 2025 (the “Guarantee”), with the Investors, pursuant to which it agreed to guarantee the prompt payment, performance, and discharge in full of all of the Company’s obligations under the Debentures. As of the date hereof, there is no balance on the Debentures and the security interest in all of the Company’s assets has been released.

Recent Transactions

August 2025 SPA

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “August 2025 SPA”) with certain investors (the “August 2025 Investors”) pursuant to which certain convertible promissory notes (the “August 2025 Notes”) were issued and sold to the August 2025 Investors for an aggregate principal amount of up to $9,687,500 for a subscription price of $7,750,000 and a maturity date of February 19, 2026. The August 2025 Notes have a 20% original issue discount which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate. The Company issued the August 2025 Notes to the August 2025 Investors at the closing under the August 2025 SPA on August 19, 2025. Of the $7,750,000 total funding under the Purchase Agreement, $4,709,677 was funded on August 20, 2025 (the “first Tranche”), the second tranche was for an aggregate of $1,000,000 (the “Second Tranche”) which was funded on September 22, 2025 and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The August 2025 Notes are convertible into the Conversion Shares subject to certain conditions more fully described in the August 2025 Notes. The Company issued the August 2025 Notes to the August 2025 Investors at the closing under the August 2025 SPA on August 19, 2025. The August 2025 Notes are convertible into the Conversion Shares subject to certain conditions more fully described in the August 2025 Notes. All of the August 2025 Notes have been converted in full.

The August 2025 Notes were convertible (in whole or in part) at any time on or after the thirty-first (31st) day following the Issuance Date into such number of shares of Common Stock as shall be determined by dividing (x) that portion identified by the applicable August 2025 Investor of (A) the outstanding principal amount, plus (B) accrued and unpaid interest with respect to such outstanding principal amount of such August 2025 Investor’s August 2025 Note and any other amounts owing under such August 2025 Note or other Transaction Documents (the as that term is defined in the August 2025 Notes) by (y) the conversion price then in effect on the date on which the August 2025 Investor delivers a notice of conversion. The conversion price means the greater of (i) eighty (80%) percent of the lowest Closing Price on any Trading Day during the five (5) Trading Days prior to the applicable conversion date or (ii) the floor price (the “Floor Price”). The Floor Price means 20% of the average closing price of our Common Stock for the five days prior to the Closing Date.

The August 2025 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The August 2025 Notes were not, and will not be, registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

The Company paid RBW Capital Partners, a Division of Dawson James Securities, Inc. an 8% commission and a 1% non-accountable expense allowance in connection with the raise. The Company intends to utilize the proceeds to pay off debt and for working capital purposes. The Company repaid an aggregate of $2,120,548 under the Debentures and $508,397 under the Blackstone Note.

Series A Preferred Stock

Pursuant to the terms of the Securities Purchase Agreement, on February 2, 2026, the Company filed the Certificate of Designation with the Delaware Secretary of State designating, 25,000 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Certificate of Designation.

The following is a summary of the terms of the Preferred Stock:

Conversion. Pursuant to the Certificate of Designation, each share of Preferred Stock, subject to the Stockholder Approval (as defined in the Certificate of Designation), is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation)for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”). The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of the Nasdaq Stock Market LLC, Rule 5635(d)(1)(A)) (or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than4.99% (the “Maximum Percentage”) of the shares of Common Stock that would be issued and outstanding following such conversion. An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first(61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5636(d).

Ranking. The Series A shall rank (i) senior to all of the Common Stock; (ii) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms senior to any Series A (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Corporation and the rights of the Corporation’s existing and future creditors, upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), each Holder shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value for each share of Series A held by such Holder and an amount equal to any accrued and unpaid dividends thereon, and thereafter the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series A were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than sixty (60) days prior to the payment date stated therein, to each Holder.

Price Protection. Except for any Exempt Issuance, in the event the Corporation issues or sells any securities including Options or Convertible Securities (or amends any outstanding securities of the Company), at an effective price of, or with an exercise or conversion price of less than the Conversion Price, then upon such issuance or sale, the Conversion Price shall be reduced to the lesser of (i) the Floor Price; or (ii) the sale price or the exercise or conversion price of the securities issued or sold. In case any shares of Common Stock, Convertible Securities or Options are issued in connection with the issue or sale of other securities of the Company, together comprising one integrated transaction, each share of Common Stock underlying any such Convertible Securities or Options shall be deemed to be one additional share of Common Stock for the purposes of determining the effective price of the non-Exempt Issuance.

Participation Rights. Subject to certain terms and conditions in the Certificate of Designation, until the six (6) month anniversary of the issuance of the Series A to the Holder, upon any Subsequent Financing, the Holders of the outstanding Series A shall have the right to participate in an amount equal to an aggregate of 30% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

February 2026 Securities Purchase Agreement

On February 6, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), up to 25,000 shares (the “Shares”) of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), which Preferred Stock is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as more fully described in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designation”).

Pursuant to the Certificate of Designation on February 6, 2026, subject to Stockholder Approval (as defined below), each share of Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation) for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”). The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of The Nasdaq Stock Market LLC under Nasdaq Listing Rule 5635(d)(1)(A)) or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% of the shares of Common Stock that would be issued and outstanding following such conversion (the “Maximum Percentage”). An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5636(d) (“Shareholder Approval”).

Pursuant to the Securities Purchase Agreement, the Company closed on an aggregate of 13,750 Shares resulting in gross proceeds of $11,000,000 including the conversion of $943,801 in existing debt into Shares on the same terms, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company.

RBW Capital Partners, LLC acted as placement agent for the Offering. As compensation in connection with the Offering, the Company paid the placement agent a placement agent fee equal to $900,000.

The initial closing of the issuance of Preferred Stock occurred on or February 6, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 13,750 Shares of Preferred Stock for aggregate gross proceeds of $11,000,000, which included $943,801 of debt that converted into Preferred Shares on the same terms. Subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, a second closing may take place, pursuant to which the Company may issue up to 12,500 additional Shares of Preferred Stock for aggregate proceeds not to exceed $10,000,000 (the “Second Closing”). The Second Closing is contingent on the effectiveness of the registration statement to register the shares of Common Stock issuable upon conversion of the Shares and receipt of Shareholder Approval.

In connection with the Offering, the Company will file a proxy statement with the United States Securities and Exchange Commission (the “Commission”) seeking the approval of its stockholders for (i) the transactions contemplated by the Securities Purchase Agreement, (ii) the issuance of the Preferred Stock and the Common Stock issuable upon the conversion of the Preferred Stock, (iii) a reverse stock split of the Company’s Common Stock at a range of one for five (1-for-5) to a maximum of one for five hundred (1-for-500) shares, whether effected in a single transaction or in multiple transactions, and all related amendments to the Company’s certificate of incorporation, and (iv) an amendment to the Company’s certificate of incorporation to effect an increase in the Company’s authorized shares to the extent required to issue the securities. Pursuant to the Securities Purchase Agreement, the Company shall file the proxy statement within ten (10) business days after the initial closing.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our Website

For additional information about us, our business, and our brand, please visit our website at https://aspirebiolabs.com/ and https://buzzbombcaffeine.com/.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows and our prospects could be harmed by them. In that event, the price of our securities could decline and you could lose part or all of your investment. This “Risk Factors” section identifies all material risk factors currently known by Aspire that make investment in Aspire’s Common Stock and warrants speculative or risky, but it does not purport to present an exhaustive description of all risks. Before you invest in us, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Report. Aspire shareholders should carefully consider the following risk factors, together with all of the other information included in this Report, before they decide whether to vote or instruct their vote to be cast to approve the relevant proposals described in this Report. When determining whether to invest, you should also refer to the other information contained in this Report, including the financial statements of Aspire and the related notes thereto, and the other financial information concerning us included elsewhere in this Report. These risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects.

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

Current Development Status of Aspirin Product

Our cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt used this batch to finalize the packaging and manufacturing process, and to provide the products which were used in the clinical trials which took place in Florida and ended in July, 2025, with the final clinical trial study results provided to Aspire on September 5, 2025. Glatt’s scientific team will also be conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for our low dose sublingual aspirin product. In January 2026, Aspire contracted with Microsize CDMO for the manufacture of product for the next clinical trials of the high-dose aspirin product as per the FDA letter of November 11, 2025.

Our consultants have completed (1) a comprehensive review of relevant regulatory issues and regulatory strategy (including regulations, guidance documents, FDA reviews of approved NDAs for other relevant products, Pediatric Research Equity Act requirements, FDA’s trade name approval requirements, opportunities for accelerated regulatory processes, etc.), (2) a comprehensive summary of relevant safety, efficacy and pharmacokinetic data to support IRB approvals, IND, and 505(b)(2) NDA approval, (3) a target product profile (including product description, composition, strength, route of administration, prescription v. OTC, indications, dosing and claims to differentiate from other aspirin products), and (4) an integrated product development plan (including plans to support each module of an NDA submission: CMC, preclinical safety, human PK, clinical safety, clinical efficacy, timelines, critical path, Gantt chart, etc.). These reviews were done in preparation for Aspire’s communication with the FDA, its clinical testing, and its NDA.

We have recently conducted an in vivo single-dose bioavailability study in healthy human volunteers which ended in July, 2025. The final clinical trial study report was provided to Aspire on September 5, 2025. This clinical trial evaluated pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of our sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) was evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to support filing of an NDA. This trial was exempt from Investigational New Drug (IND) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor.

Following receipt and analysis of the clinical trial results, on October 31, 2025 Aspire requested a pre-IND meeting with the FDA. Aspire received a written response to the request in a letter from the FDA dated November 13, 2025. Based on the FDA response to the pre-IND request, Aspire intends to conduct an additional clinical trial using approximately 32 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of our high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for an additional trial would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints. If needed, the additional trial will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of our aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Following completion of this additional trial, Aspire will submit a section 505(b)(2) NDA for our aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating our aspirin from standard oral aspirin based on TXB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses and has created a batch of product and completed limited testing. Aspire may, although it is not required to, conduct a limited pharmacokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for melatonin, which is sold as a supplement. Melatonin is a popular sleep aid and Aspire has begun exploring licensing possibilities. The Company has filed for patent protection of its melatonin formulation in patent application 63/890,248 filed on 9/25/25 (part of the “Omnibus Patent”).

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. The Company has filed for patent protection of its vitamin products in the Omnibus Patent.

ED Medication: Aspire’s scientists are also developing a working formulation for a sublingual ED (erectile dysfunction) product. The timeline to market will be similar depending on the speed of formulation, availability of resources, market conditions and other factors. FDA approval would likely take at least 2-3 years as ED medication is not likely a candidate for fast-track/breakthrough therapy approval. The Company has filed for patent protection of its ED formulation in the Omnibus Patent.

Caffeine Products: Aspire has developed a working formula for a single serving sublingual pre-workout supplement as well as a single dose “coffee or soda replacement” with health benefits, using its patent-pending sublingual absorption technology. Aspire has manufactured trial runs of this supplement and conducted consumer and safety testing in the second quarter of 2025. Aspire entered into a manufacturing agreement with Desert Stream, Inc., a nutrition and supplement manufacture with experience in caffeine products, through its wholly-owned subsidiary Buzz Bomb Caffeine Company LC. Aspire and Desert Stream have developed a half dozen flavors of the product. Aspire has registered several trademarks that it intends to use with these products and obtained domain names as well. Aspire unveiled its caffeine product at two large fitness conventions in the first week of August 2025 and began selling initial versions of its caffeine products in the third quarter of 2025. After that product was well-received, Aspire entered into a manufacturing contract with Supranaturals (Springville, UT) to manufacture 2,000,000 units of its caffeine supplement which is marketed under the trademark “Buzz Bomb” (see buzzbombcaffeine.com). The new marketing and labeling of these 2,000,000 units began on January 15, 2026.

Other Products: Aspire’s scientists have created formulations for anti-nausea products (Meclizine and Ondansetron), alprazolam, clopidogrel, microdose nicotine, and semaglutide, and are considering formulations for anti-psychotic products, seizure medication, and several other classes of drugs, all using our sublingual mode of administration. We anticipate taking several of these products to market as the research and development dictates, as well as market conditions and company funding. Aspire has filed patents protecting several of these products: nicotine (Omnibus Patent), alprazolam (patent application 63/957,370 filed 1/9/26), meclizine (patent application 63/971,320 filed 1/29/26), clopidogrel (patent application 63/957,361 filed 1/9/26), and ondansetron (patent application 63/970,377 filed on 1/28/26).

Other Products: Our scientists are currently considering formulations for anti-nausea products, anti-psychotic products, semaglutide, seizure medication, microdose nicotine, and several other classes of drugs, all using our sublingual mode of administration. We anticipate taking several of these products to market as the research and development dictates, as well as market conditions and company funding.

Our business is highly dependent on the success of our lead product candidate, high-dose sublingual aspirin, which will require significant additional clinical testing before Aspire can seek regulatory approval and potentially launch commercial sales.

We do not have any products that have gained regulatory approval. Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, high-dose sublingual aspirin. We recently completed our clinical trials and intend to compile and file an NDA (investigational new drug application). Our ability to develop, obtain regulatory acceptance for high-dose sublingual aspirin to enter clinical trials will depend on several factors, including the following:

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, including our high-dose sublingual aspirin, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that we will not face similar setbacks. Most product candidates that commence clinical trials are never approved as commercial products.

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

Risks Related to Being a Public Company After a Business Combination

The price of our Common Stock and warrants may fluctuate significantly you could lose all or part of your investment as a result.

The market price of Aspire Common Stock and Aspire warrants may be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you could lose all or part of your investment. Many factors may have a material adverse effect on the market price of Aspire’s securities, including, but not limited to:

●	the commencement, enrollment, delay, or results of our ongoing or future clinical trials, or changes in the development status of our product candidates;

●	our decision to initiate, not to initiate, or to terminate a clinical trial;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	any delay in our regulatory filings for our product candidates and any adverse or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;

●	regulatory actions, including failure to receive regulatory approval, with respect to our product candidates or our competitors’ products or product candidates;

●	our failure to commercialize our products;

●	the success of competitive products or technologies;

●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations, capital commitments, significant development milestones, or product approvals;

●	our failure to obtain new commercial partners;

●	our failure to obtain adequate manufacturing capacity or product supply for any approved product or inability to do so at acceptable cost;

●	our failure to achieve expected product sales and profitability;

●	regulatory or legal developments applicable to our product candidates;

●	the level of expenses related to our product candidates or clinical development programs;

●	significant lawsuits, including without limitation patent, creditor, or stockholder litigation or legal action;

●	the impact of the incidence and development of COVID-19 on our business and product candidates;

●	any changes in our Board of Directors or senior management;

●	actual or anticipated fluctuations in our cash position or operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	fluctuations in the valuation or financial results of companies perceived by investors to be comparable to us;

●	inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of Aspire’s shares by us, Aspire’s executive officers or directors or Aspire’s stockholders;

●	fluctuations and market conditions in the U.S. equity markets generally and in the biotechnology sector;

●	general economic, political and social conditions; and

●	other events or factors, many of which are beyond our control, or unrelated to our operating performance or prospects.

In recent years, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Common Stock and warrants, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading markets for our Common Stock and warrants shortly following this offering. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our Common Stock and warrant price, Aspire may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from Aspire’s business. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock following the Reverse Recapitalization.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

The Aspire board of directors has the authority, without action or vote of the Aspire stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 17, 2026 and other reports and filings we have made, and will make with the Securities and Exchange Commission.

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

In the event of a cybersecurity incident, we have established incident response plans and protocols to minimize the impact and facilitate swift recovery. The Company’s Audit Committee oversees cybersecurity risk. The Audit Committee is promptly notified by Information Technology leadership of any potentially serious incidents including details and recommendations on the detection, mitigation, and remediation of the same. During the calendar year 2025, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

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

Holders

As of March 27, 2026, there were approximately 396 stockholders of record of our Common Stock, 3 stockholders on record of our Series A Convertible Preferred Stock and approximately 99 holders of our warrants. Since certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2025 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2025 and 2024.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Aspire,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Reverse Recapitalization (as defined below), the business and operations of Aspire Biopharma Holdings, Inc (formerly PowerUp Acquisition Corp.) and its consolidated subsidiaries, and (ii) prior to the Reverse Recapitalization, Aspire Biopharma, Inc (the predecessor entity in existence prior to the consummation of the Reverse Recapitalization) and its consolidated subsidiaries.

Overview

We are an early-stage biopharmaceutical and supplements company. Aspire Biopharma Holdings, Inc. (the “Company” or “Aspire”) is a Delaware Company that was incorporated as PowerUp Acquisition Corp., a Cayman Islands exempted company, on February 9, 2021. On February 17, 2025, the Company completed the Reverse Recapitalization described below and changed its name to Aspire Biopharma Holdings, Inc. The Company engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs. Prior to our Reverse Recapitalization, we were a privately held Puerto Rico corporation incorporated in September 2021.

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

We entered into a development and manufacturing agreement with a contract manufacturer, Glatt, in the fourth quarter of 2024, under which Glatt produced sufficient quantities of our high-dose sublingual aspirin product (sometimes referred to informally herein as “Instaprin” for ease of reference) for our clinical trials required to obtain FDA approval to market the product and complete clinical trials. Glatt currently has the capabilities to manufacture our aspirin drug product for potential commercial use, however, their current capacity may be insufficient to meet our planned needs and may require us to engage additional or alternative third-party manufacturers in the future. In addition, we have entered into a fill-and-finish agreement with a contract manufacturer to convert the aspirin product manufactured by Glatt into packaged drug product that can be utilized in clinical trials. We believe that both Glatt and the fill-and-finish contract manufacturer are compliant under current good manufacturing practice, or cGMP, requirements and have experience with cGMP inspections of their respective facilities. We have also entered into a manufacturing agreement with Microsize, a CDMO in Quakertown, PA in January 2026 to manufacture aspirin products for the next round of clinical trials of the high-dose aspirin for myocardial infarction.

We used drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. A successful clinical trial was completed in July 2025 in Florida studying the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This trial enrolled six healthy adult volunteers with each dose separated by a washout period of fourteen days and provided information required to (i) select the optimal drug product formulation and (ii) support FDA approval. This trial also studied sublingual administration of our aspirin products and how it delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin, but faster and without gastro-intestinal toxicity associated with oral aspirin. This clinical trial concluded in July, 2025. We received the final report in September 2025. The result of the clinical trials were positive, demonstrating that Aspire’s sublingual delivery technology results in much faster aspirin bioavailability in the blood (compared to aspirin tablets) and that the anti-coagulant property of aspirin occurs much quicker with Aspire’s product. These results will be the backbone of a 505(b)(2) submission to the FDA planned for late 2026.

Commercialization of Aspirin Products

We have not yet established a sales, marketing or product distribution infrastructure for our aspirin products because our lead product candidates are still in early-stage clinical development. We generally plan to retain commercial rights in the United States for our product candidates for which we hope to receive marketing approvals. We believe that it will be possible for us to access the heart attack and stroke prevention market through a targeted hospital and/or specialty care sales force. We are also strongly considering the licensing of the aspirin products and have received inquiries about the availability of that produce for license.

Our Products

The Company has developed and acquired disruptive sublingual delivery technologies that are a patent-pending formulation which address emergencies and drug efficacy, dosage management, and response time. In March 2023, the Company filed application number 63/456,290 with the United States Patent and Trademark Office (“USPTO”) with the goal of securing patent protection for its new technology and aspirin formulation. The Company’s new patent pending formulation is a significant improvement on the previous formulation which was acquired by the Company through the Instaprin Pharmaceuticals, Inc. acquisition (described below). This technology will facilitate development of any number of products in a soluble, PH neutral, fast acting powder or granule form which has been developed by using our patent pending formulation, and “trade secret” process. Aspire’s drug delivery comes from a new mechanism of action (absorption pathway) which allows for rapid sublingual absorption. The benefits of “rapid absorption” are to provide rapid treatment impact and also allows high dose absorption. The Company’s patent pending delivery system includes components specifically formulated to allow rapid sublingual absorption of drugs into the blood stream, thus by-passing the gastrointestinal tract. A second patent application was filed in October 2024 for a high-dose version of our sublingually administered aspirin product (application number 63/702,381) using a micelle variation on our technology which can be used with a variety of substances.

In the initial development launch of its aspirin product, Aspire has focused on the delivery of aspirin, which may be the most studied and accepted analgesic and anti-inflammatory drug on the market. Aspirin is over a century old and is traditionally available in several forms, including effervescence, powder, capsule, and tablet. Over 100 years of documented safety and efficacy data is readily available. Aspirin is the only drug in history to receive a certified recommendation by the FDA for heart attack, stroke and colon cancer. However, current aspirin applications are limited due to side effects from acidity. We expect that our aspirin product will be well positioned to target the current Opioid Crisis globally due to its ability to have large doses rapidly be absorbed in the bloodstream with no harmful effects to the gastric system and its mucous membrane, as well as, at full strength with no dilution due to metabolic impact providing true anti-inflammatory therapeutic effects to users providing true pain management relief to them. Aspire plans to submit its FDA 505(b)(2) approval request in 2026 for the prescription strength high dose aspirin product given the history of Aspirin (and over 100 years of history).

Additionally, an over-the-counter (“OTC’) FDA Monograph permit would allow for an expedited “go to market” so long as the aspirin product is available as an “over-the-counter” drug and has a monograph on the safety profile and claims that may be made as authorized by the FDA. The Company must follow the issues within the OTC Monograph and may “go to market” if the Company does follow those requirements. If the Company’s drug product, claims, warnings and other issues follow the statements in the Monograph, then the product would be deemed to be “Compliant”. The Company may decide to sell the aspirin product and be consistent with the Monograph. While the OTC Monograph doesn’t permit the claim “sublingual administration” of the drug, the Company could offer the product as an oral administration (at first, if it chooses to early-market an OTC product consistent with the monograph) and may discuss with FDA the value of sublingual administration as an exception to the monograph.

Current Development Status of Aspire’s Aspirin Product

Aspire’s cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt used this batch to finalize the packaging and manufacturing process, and to provide the products which were used in the clinical trials which took place in Florida and ended in July 2025, with the final clinical trial study results provided to Aspire on September 5, 2025. Glatt’s scientific team will also be conducting the stability testing required by the FDA on this batch to determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose sublingual aspirin product. Aspire’s new manufacturer, Microsize, is currently conducting tests and preparing the high-dose product for the next clinical tests.

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

Aspire recently conducted an in vivo single-dose bioavailability study in healthy human volunteers which ended in July 2025. The final clinical trial report was received on September 5, 2025. This clinical trial evaluated pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Aspire’s sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a measure of platelet inhibition) was evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to support filing of an NDA. This trial was exempt from Investigational New Drug (“IND”) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor. The results showed that Aspire’s product entered the bloodstream faster than conventional aspirin and had a more significant impact on TxB2 than conventional aspirin. Management believes that both results are very positive.

Following receipt and analysis of the clinical trial results, Aspire submitted a pre-IND written request to the FDA on October 31, 2025, to which the FDA responded positively on November 13, 2025, essentially approving the proposed next clinical trial approximately 32 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Aspire’s high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for an additional trial would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints. If needed, the additional trial will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of Aspire’s aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Aspire is hoping to conduct this next trial starting in approximately June 2026. Following completion of this additional trial, Aspire would submit a section 505(b)(2) NDA for Aspire’s aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating Aspire’s aspirin from standard oral aspirin based on TXB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses and has created a batch of product and completed limited testing. Aspire may, although it is not required to, conduct a limited pharmacokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for melatonin, which is sold as a supplement. Melatonin is a popular sleep aid and Aspire has begun exploring licensing possibilities. The Company has filed for patent protection of its melatonin formulation in patent application 63/890,248 filed on 9/25/25 (part of the “Omnibus Patent”).

Vitamins: Aspire’s scientists have developed a working formulation for sublingually administered vitamins D, E and K. The Company has filed for patent protection of its vitamin products in the Omnibus Patent.

ED Medication: Aspire’s scientists are also developing a working formulation for a sublingual ED (erectile dysfunction) product. The timeline to market will be similar depending on the speed of formulation, availability of resources, market conditions and other factors. FDA approval would likely take at least 2-3 years as ED medication is not likely a candidate for fast-track/breakthrough therapy approval. The Company has filed for patent protection of its ED formulation in the Omnibus Patent.

Caffeine Products: Aspire has developed a working formula for a single serving sublingual pre-workout supplement as well as a single dose “coffee or soda replacement” with health benefits, using its patent-pending sublingual absorption technology. Aspire has manufactured trial runs of this supplement and conducted consumer and safety testing in the second quarter of 2025. Aspire entered into a manufacturing agreement with Desert Stream, Inc. (Nephi, UT), a nutrition and supplement manufacture with experience in caffeine products, through its wholly-owned subsidiary Buzz Bomb Caffeine Company LC. Aspire and Desert Stream have developed a half dozen flavors of the product. Aspire has registered several trademarks that it intends to use with these products and obtained domain names as well. Aspire unveiled its caffeine product at two large fitness conventions in the first week of August 2025 and began selling initial versions of its caffeine products in the third quarter of 2025. After that product was well-received, Aspire entered into a manufacturing contract with Supranaturals (Springville, UT) to manufacture 2,000,000 units of its caffeine supplement which is marketed under the trademark “Buzz Bomb” (see buzzbombcaffeine.com). The new marketing and labeling of these 2,000,000 units began on January 15, 2026.

Other Products: Aspire’s scientists have created formulations for anti-nausea products (meclizine and ondansetron), alprazolam, clopidogrel, microdose nicotine, and semaglutide, and are considering formulations for anti-psychotic products, seizure medication, and several other classes of drugs, all using our sublingual mode of administration. We anticipate taking several of these products to market as the research and development dictates, as well as market conditions and company funding. Aspire has filed patents protecting several of these products: nicotine (Omnibus Patent), alprazolam (patent application 63/957,370 filed 1/9/26), meclizine (patent application 63/971,320 filed 1/29/26), clopidogrel (patent application 63/957,361 filed 1/9/26), and ondansetron (patent application 63/970,377 filed on 1/28/26).

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

The expired patent properties do not describe Aspire’s aspirin formulation technology. Aspire’s aspirin formulation technology is covered by pending patent application nos. PCT/US2024/022318 and 63/702,381, which are Aspire’s primary patent properties. The expired patent properties were intended to supplement the later-filed primary patent properties covering Aspire’s aspirin formulation technology. At the time of its acquisition of assets, Aspire was not aware that the patent properties had expired. Aspire’s Omnibus Patent to extend its novel intellectual property rights to cover many other classes of drugs and supplements was filed in October 2025, as set forth above. In addition, Aspire has file the patents referred to above and intends to file further patents as warranted.

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

Recent Development

Recapitalization

On August 26, 2024, PowerUp Acquisition Corp. (‘PowerUp”) entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On the Closing Date, Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Reverse Recapitalization, Aspire Biopharma, Inc became a wholly-owned subsidiary of New Aspire. In accordance with the terms and subject to the conditions of the Merger Agreement and the Proposed Charter, at Closing Date, the Aspire Biopharma, Inc Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

To the satisfaction or waiver of the conditions of the Merger Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also prior to the Closing Date, Aspire Biopharma, Inc deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

In connection with the change of PowerUp’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware ( the “PowerUp Domestication”), prior to the consummation of the Reverse Recapitalization (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Common Stock, at an exercise price of $460 per share, after giving effect to the 1 for 40 reverse stock split, on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”).

Immediately following the PowerUp Domestication, (i) the New Aspire Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $460 per share, after giving effect to the 1 for 40 reverse stock split, on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New Aspire and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Reverse Recapitalization. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Immediately prior to the effective time of the consummation of the Reverse Recapitalization, Aspire Biopharma, Inc caused (i) each share of Aspire Biopharma, Inc Preferred Stock that is issued and outstanding immediately prior to the effective time of the Reverse Recapitalization to be automatically converted into a number of shares of Aspire Common Stock at the then-effective conversion rate (the “Preferred Conversion”). All of the shares of Aspire Preferred Stock converted into shares of Aspire Common Stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc Preferred Stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc Preferred Stock. Aspire Biopharma, Inc caused each Aspire Biopharma, Inc. warrant to be terminated in exchange for shares of Aspire Common Stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date), the Reverse Recapitalization was consummated. In connection with the consummation of the Reverse Recapitalization PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share (See Note 7 - Convertible Notes).

In connection with the Reverse Recapitalization, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc each entered into a non-competition agreement and lock-up agreements with the Company.

The Reverse Recapitalization was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc was treated as the accounting acquirer. Aspire Biopharma, Inc has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

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

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of a capital transaction in which Aspire is issuing stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Aspire Biopharma, Inc.

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

As consideration for the Investors’ consummation of the SPA Closing, concurrently with the SPA Closing, each Investor received a pro rata portion of 52,663 shares of common stock after giving effect to the 1-for-40 reverse stock split (“SPA Commitment Shares”), of which 25,000 were freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby each Investor’s sales may not exceed 15% of the daily trading volume of the common stock on the date of sale.

Convertible Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The Notes have a 20% original issue discount which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate. Of the $7,750,000 total funding under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The Notes are convertible into up to an aggregate of 3,679,436 Common Stock (the “ Conversion Shares”) after giving effect to the 1-for-40 reverse stock split, subject to certain conditions. The Company incurred debt issuance costs of $907,500 which is capitalized and amortized over the term on the Notes.

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

Conversion of Notes

In October 2025 and November 2025, a total value of $9,523,683 of convertible notes were converted into 2,219,932 shares of common stock of the Company after giving effect to the 1-for-40 reverse stock split.

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

The Company retained an advisor and requested a hearing before the Panel and held the hearing. At the hearing, the Company was granted until February 17, 2026, to regain compliance with the two deficiencies. On February 3, 2026, the Company was notified that it had regained compliance with the Bid Price Rule. As a result of the Preferred Stock Offering, the Company believes that it exceeds the $2,500,000 stockholders’ equity rule and is waiting for confirmation that it meets the stockholders’ equity rule.

On February 18, 2026, the Company was notified that it has regained compliance with Listing Rule 5450(b)(2)(A), the “MVLS Rule,” and is in full compliance with the terms set forth in the Panel’s (“Panel”) decision dated December 11, 2025

Default Notices and Settlement Agreement

On April 1, 2025, the Company received two default notices, first citing failure to timely file the Company’s Form 10-K by March 31, 2025 and for late filing of the Form S-1, as required by Blackstone Subscription Agreement discussed in Note 6, and second citing a cross default to the Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC as described in Note 7, both entities controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025. The Company maintains that it was not in default at any time since the Company filed Form NT 10-K and the required filings were made within the automatic extension period.

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

In connection with the Agreement, the Company agreed to issue 15,625 shares of common stock after giving effect to the 1 for 40 reverse stock split to Blackstone Capital Advisors, Inc. and to register those shares, along with certain other restricted securities, through the filing of a registration statement on Form S-1 no later than May 13, 2025. The Company also agreed to remove lock-up restrictions on certain shares held by Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and Thor Special Situations LLC, enabling such shares to be made eligible for transfer to the Direct Registration System. The Lenders also agreed to enter into lock-up/leak-out agreements governing the sale of Company shares through August 20, 2025, with sale limitations tied to the Company’s daily trading volume, as detailed in the Agreement.

Appointment of new CEO

On June 10, 2025, Kraig Higginson, Chief Executive Officer of the Company resigned from the role of Chief Executive Officer and continues to serve as Chairman of the Board of Directors. On June 10, 2025, the Board of Directors appointed Michael Howe, who was then a member of the Board of Directors, to serve as Chief Executive Officer of the Company. Mr. Howe continued to serve as a Director on the Board until his resignation.

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

Board Changes

On January 7, 2026, Surendra Ajjarapu, a Director of the Company, notified the board of directors of his intention to step down from the role of Director, effective immediately. Mr. Ajjarapu’s decision to resign is not due to any disagreement with the Company, the Board of Directors, or any member of the Company’s management.

On February 6, 2026, Donald G. Fell resigned from the Company’s board of directors. Mr. Fell’s decision to resign is not due to any disagreement with the Company, the Board of Directors, or any member of the Company’s management.

In connection with this transition, Philip Balatsos has been appointed to fill one of the vacancies on the Board of Directors left by the aforementioned resignations. Philip Balatsos is a Senior financial markets executive with experience in foreign exchange and emerging market sales and trading. He has a proven track record of driving revenue growth, expanding institutional client relationships, and building businesses across global markets. His experience spans bulge-bracket banks, international financial institutions, entrepreneurial ventures, and public company boards. He presently holds a senior position at Oscar Gruss & Son Inc. in foreign exchange sales and trading. He previously served as vice president of foreign exchange and emerging markets rates sales and trading at XP Investments US LLC and was the director of foreign exchange hedge fund sales at Barclays Capital. He currently serves on the Board of Directors of Ciso Global, Inc. and Inspire Veterinary Partners, Inc. (OTCMKTS: IVPR), and served on the Board of Directors of Sadot Group Inc. from October 2019 through December 2023. He earned his Bachelor of Science in business administration from Skidmore College.

Exchange Agreements

On January 1, 2026, the Company entered into Exchange Agreements (the “Exchange Agreements”) with certain holders of the Company’s debt (the “Holders”) to exchange approximately $1.75 million in debt for shares (the “Exchange Shares’) of the Company’s common stock (the “Exchange”) (See Note 5). The debt was incurred by the Company’s predecessor, PowerUp Acquisition Corp. (“PowerUp”) pursuant to subscription agreements dated March 4, 2024, and May 9, 2024. The Holders were Sponsors of PowerUp’s initial public offering.

Pursuant to the Exchange Agreements, the Holders may, in their discretion, submit a notice of exchange setting forth the Exchange Amount, the Exchange Shares, and the applicable Exchange Price (as those terms are defined in the Exchange Agreements). Within one business day of receipt of an Exchange Notice, the Company will issue to such holder the number of Exchange Shares equal to the Exchange Amount divided by the Exchange Price, and such Exchange Amount shall be deducted from the Outstanding Balance (as that term is defined in the Exchange Agreements) owed to such Holder. The Exchange Price is equal to the closing price of the Company’s Common Stock on the Trading Day immediately prior to any Exchange Notice less one cent ($0.01) which shall be deemed an administrative fee to cover the costs of depositing the Exchange Shares. Each Holder may submit up to four (4) Exchange Notices, but each Exchange Notice may not exchange more than thirty percent (30%) of the applicable Holder’s Outstanding Balance. Each Holder must submit all Exchange Notices it determines to submit pursuant to the terms of the Exchange Agreements by no later than January 31, 2026, subject to certain reasonable exceptions. The Exchange Shares shall be delivered to the Holders as freely tradeable, free and clear of any transfer restrictions, and without any restrictive legends.

In addition, upon a financing in excess of $3,000,000 (a “Financing”), the Company may repay part or all of any Holder’s Outstanding Balance. Upon a Financing, a Holder may elect to receive cash proceeds from any Financing in an amount equal to twenty five percent (25%) of such Holder’s Outstanding Balance, to be applied to such Holder’s Outstanding Balance. If a Holder elects to require any part of its Outstanding Balance to be repaid from the proceeds of a Financing, it can elect to receive up to 33.33% of the aggregate proceeds of such Financing.

In January 2026, pursuant to the Exchange Agreements, the Subscription Agreement Loan balances along with applicable interest were converted into 393,638 shares of ordinary stock of the Company after giving effect to the 1-for-40 reverse stock split.

2024 Stock Incentive Plan and Approval of Equity Award Agreements

On January 8, 2026, the Board of Directors (the “Board”) of Aspire Biopharma Holdings, Inc. (the “Company”) confirmed certain terms of the 2024 Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders at an extraordinary general meeting of stockholders held on February 4, 2025 (the “Meeting”), by determining the share limit numbers of 122,250 after giving effect to the 1-for-40 reverse stock split, to be included in the Plan in accordance with the terms of the Plan and the Proxy Statement for the Meeting (the “Proxy Statement”). The Plan permits the Company to grant various incentive awards to eligible employees, directors, and consultants, with the goal of attracting, retaining and motivating persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and to align their interests and efforts to the long-term interests of the Company’s stockholders.

On January 8, 2026, the Board also approved and adopted forms of award agreements with respect to grants of restricted stock units(“RSUs”) and stock options (“Options”) under the Plan, to be used for grants of equity awards to the Company’s executive officers, directors and other employees (the “Award Agreements”). Each RSU represents the right to receive a share (a “Share”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), upon the RSU becoming vested, subject to continued employment through the applicable vesting date. Each Option represents the right to purchase a Share at a predetermined exercise price, subject to continued employment through the applicable vesting date.

Reverse Stock Split

On January 16, 2026, the Company effected a 1-for-40 reverse stock split. The authorized shares and par value per share of common stock were unchanged by the reverse stock split.

January 2026 Securities Purchase Agreement

On January 26, 2026, Aspire Biopharma Holdings, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain debentures in an aggregate principal amount of $2,173,913 for a subscription price of $2,000,000 (the “Debentures”) with a maturity date of April 23, 2026. The Notes have an 8% original issue discount and do not bear any annual interest. The Debentures are due the sooner of (i) 90 days, or (ii) upon the Company’s receipt of gross proceeds of at least $8,000,000 in any equity or debt financing. The Company shall have the option to prepay this Debenture(s) at any time after the Original Issue Date at an amount equal to the Principal Amount. The Company shall provide Holder(s) with ten (10) Business Days’ prior written notice of intention to satisfy the Debentures, whether at maturity, by prepayment, or in default. The Debentures are not convertible into common stock. In connection with the financing the Purchasers received an aggregate of 790,000 Shares of the Company’s common stock as incentive shares.

Series A Preferred Stock

Pursuant to the terms of the Securities Purchase Agreement, on February 2, 2026, the Company filed the Certificate of Designation with the Delaware Secretary of State designating 25,000 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Certificate of Designation.

The following is a summary of the terms of the Preferred Stock:

Conversion. Pursuant to the Certificate of Designation, which is filed as Exhibit 3.1 to this Current Report on Form 8-K (the “Certificate of Designation”), each share of Preferred Stock, subject to the Stockholder Approval (as defined in the Certificate of Designation), is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation)for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”). The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of the Nasdaq Stock Market LLC, Rule 5635(d)(1)(A)) (or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% (the “Maximum Percentage”) of the shares of Common Stock that would be issued and outstanding following such conversion. An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first(61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5636(d).

Ranking. The Series A shall rank (i) senior to all of the Common Stock; (ii) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms senior to any Series A (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Corporation and the rights of the Corporation’s existing and future creditors, upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), each Holder shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value for each share of Series A held by such Holder and an amount equal to any accrued and unpaid dividends thereon, and thereafter the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series A were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than sixty (60) days prior to the payment date stated therein, to each Holder.

Price Protection. Except for any Exempt Issuance, in the event the Corporation issues or sells any securities including Options or Convertible Securities (or amends any outstanding securities of the Company), at an effective price of, or with an exercise or conversion price of less than the Conversion Price, then upon such issuance or sale, the Conversion Price shall be reduced to the lesser of (i) the Floor Price; or (ii) the sale price or the exercise or conversion price of the securities issued or sold. In case any shares of Common Stock, Convertible Securities or Options are issued in connection with the issue or sale of other securities of the Company, together comprising one integrated transaction, each share of Common Stock underlying any such Convertible Securities or Options shall be deemed to be one additional share of Common Stock for the purposes of determining the effective price of the non-Exempt Issuance.

Participation Rights. Subject to certain terms and conditions in the Certificate of Designation, until the six (6) month anniversary of the issuance of the Series A to the Holder, upon any Subsequent Financing, the Holders of the outstanding Series A shall have the right to participate in an amount equal to an aggregate of 30% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

February 2026 Securities Purchase Agreement

On February 6, 2026, Aspire Biopharma Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), up to 25,000 shares (the “Shares”) of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), which Preferred Stock is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as more fully described in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designation”).

Pursuant to the Certificate of Designation on February 6, 2026, subject to Stockholder Approval (as defined below), each share of Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation) for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”).The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of The Nasdaq Stock Market LLC under Nasdaq Listing Rule 5635(d)(1)(A)) or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% of the shares of Common Stock that would be issued and outstanding following such conversion (the “Maximum Percentage”). An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5636(d) (“Shareholder Approval”).

Pursuant to the Securities Purchase Agreement, the Company closed on an aggregate of 13,750 Shares resulting in gross proceeds of $11,000,000 including the conversion of $943,801 in existing debt into Shares on the same terms, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company.

RBW Capital Partners, LLC acted as placement agent for the Offering. As compensation in connection with the Offering, the Company paid the placement agent a placement agent fee equal to $900,000.

The initial closing of the issuance of Preferred Stock occurred on or February 6, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 13,750 Shares of Preferred Stock for aggregate gross proceeds of $11,000,000 million, which included $943,801 of debt that converted into Preferred Shares on the same terms. Subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, a second closing may take place, pursuant to which the Company may issue up to 12,500 additional Shares of Preferred Stock for aggregate proceeds not to exceed $10,000,000 (the “Second Closing”). The Second Closing is contingent on the effectiveness of the registration statement to register the shares of Common Stock issuable upon conversion of the Shares and receipt of Shareholder Approval.

In connection with the Offering, the Company will file a proxy statement with the United States Securities and Exchange Commission (the “Commission”) seeking the approval of its stockholders for (i) the transactions contemplated by the Securities Purchase Agreement, (ii) the issuance of the Preferred Stock and the Common Stock issuable upon the conversion of the Preferred Stock, (iii) a reverse stock split of the Company’s Common Stock at a range of one for five (1-for-5) to a maximum of one for five hundred (1-for-500) shares, whether effected in a single transaction or in multiple transactions, and all related amendments to the Company’s certificate of incorporation, and (iv) an amendment to the Company’s certificate of incorporation to effect an increase in the Company’s authorized shares to the extent required to issue the securities. Pursuant to the Securities Purchase Agreement, the Company shall file the proxy statement within ten (10) business days after the initial closing.

In addition, the Company and each Investor entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, within fifteen (15) days following the Initial Closing, the Company shall file a resale registration statement on Form S-1 (or Form S-3 if the Company is S-3 eligible) providing for the resale by the Investors of the Registrable Securities (as defined in the Registration Rights Agreement) and to use its best efforts to cause such resale registration statement to be declared effective by the staff of the Commission within forty five (45) days following the Initial Closing, or within sixty five (65) days in the event of a review by the Commission.

Pursuant to the Securities Purchase Agreement, the Investors have the right to appoint one (1) director to our Board of Directors. The Securities Purchase Agreement and Registration Rights Agreement contain certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Securities Purchase Agreement and Registration Rights Agreement were made solely for the benefit of the parties to the Securities Purchase Agreement and Registration Rights Agreement and may be subject to limitations agreed upon by the contracting parties.

Key Financial Definitions/Components of Results

Revenue

The Company commenced earning revenue in the third quarter of 2025 from the sale of its nutraceutical products.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing in Item 1 to this Annual Report on Form 10-K, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Segment Information

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statements of operations as net income. The measure of segment assets is reported on the consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash and cash equivalents.

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

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other nonoperating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606. The core principle of the guidance in ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applied the following five-step model that requires entities to exercise judgment:

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

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to Aspire is described in Note 3, Significant Accounting Policies, in the Notes to Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Years Ended December 31, 2025 and 2024

The following table sets forth the Company’s consolidated statements of operations data for the years ended December 31, 2025 and 2024:

	2025	2024	Change
Net revenue	$6,202	$-	$6,202
Cost of revenue	6,318	-	6,318
Gross margin	$(116)	$-	$(116)

Operating expenses
General and administrative	17,637,432	940,421	$16,697,011
Research and development	923,914	144,356	$779,558
Sales and marketing	789,829	126,094	$663,735
Loss from operations	(19,351,291)	(1,210,871)	$(18,140,420)

Other income (expenses):
Interest Expense	(8,531,275)	(97,988)	$(8,433,287)
Change in fair value of liabilities	3,860,889	-	$3,860,889
Initial recognition of forward purchase liabilitiy	(95,062)	-	(95,062)
Loss on extinguishment of debt	(364,109)	-	$(364,109)
Other expense, net	$(5,129,557)	$(97,988)	$(5,031,569)
Loss before income taxes	(24,480,848)	(1,308,859)	(23,171,989)

Income Tax Expense	-	(1,013)	1,013
Net Loss	$(24,480,848)	$(1,309,872)	$(23,170,976)

Gross Profit

The Company commenced sale of products during the year ended December 31, 2025. For the year ended December 31, 2025, total revenue was $6,202 and total cost of revenue was $6,318.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 was $17,637,432 as compared to $940,421 for the year ended December 31, 2024. The $16,697,011 increase in general and administrative reflects increases in professional services such as legal, consulting, stock-based compensation and accounting. Aspire expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and development expenses for the year ended December 31, 2025 was $923,914 as compared to $144,356 for the year ended December 31, 2024. The $779,558 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the year ended December 31, 2025 was $789,829 as compared to $126,094 for the year ended December 31, 2024. The $663,735 increase in sales and marketing reflects increases in marketing such as investor awareness costs and product sampling as the Company continues to develop its products. Aspire expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest expense

Interest expense of $8,531,275 for the year ended December 31, 2025 is a result of the accrual of interest on the convertible notes, subscription agreement and the amortization of debt discount associated with the notes payable – related party.

Change in fair value of liabilities

Change in fair value of liabilities of $3,860,889 for the year ended December 31, 2025 is a result of change in fair value of subscription loan agreements, convertible notes, forward purchase agreement liability and derivative liability.

Initial recognition of forward purchase liability

For the year ended December 31, 2025, the Company recorded $95,062 initial recognition of the fair value of forward purchase liability related to the ELOC agreement.

Loss on extinguishment of debt

For the year ended December 31, 2025, the Company recorded a $364,109 loss on extinguishment of debt resulting from the amendment to the Blackstone Note.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from financing activities. For the year ended December 31, 2025, net loss was $24,480,848. The Company had an accumulated deficit of $27,258,081 as of December 31, 2025. As of December 31, 2025, working capital deficit was $6,280,667 and cash was $1,003,904.

In February 2025, the Company received proceeds of approximately $265,827 as a result of the Reverse Recapitalization. Immediately after the consummation of the Reverse Recapitalization, the Company received $3,000,000 from the issuance of convertible notes and an additional net cash proceeds of $2,661,459 after partial repayment of the convertible notes and deal costs pursuant to the August 19, 2025 Securities Purchase Agreement. In February 2026, the Company entered into a Securities Purchase Agreement (See Note 14) pursuant to which it received net payout of approximately $6,777,206 after repayment of the remaining convertible notes and deal costs under the first tranche for purchases of convertible preferred stock. The Company also entered into an ELOC agreement in November 2025, pursuant to which it can sell up to $100 million in common stock over 24 months.

The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity under new and existing agreements. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash flows for the Years ended December 31, 2025 and 2024

The following table summarizes the Company’s cash flows from operating and financing activities for the years ended December 31, 2025 and 2024:

	2025	2024
Net cash used in operating activities	$(4,923,488)	$(265,186)
Net cash provided by financing activities	$5,923,759	$257,645

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,923,488 during the year ended December 31, 2025 compared to net cash used in operating activities of $265,186 during the year ended December 31, 2024. The period-to-period change was a result of Aspire’s net loss for the period partially offset by an increase in accrued expenses.

Net Cash provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $5,923,759 compared to net cash flow from financing activities of $257,645 during the year ended December 31, 2024. The period-to-period change was primarily due to higher proceeds from the issuance of Aspire’s common stock related to private placements prior to the Reverse Recapitalization, and the issuance of convertible notes, partially offset by the repayment of convertible notes and subscription agreement loan.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-34 following Item 16, which comprise a portion of this Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective including those controls surrounding complex accounting areas such as the accounting for the Company’s recapitalization.

Plan for Remediation

To remediate the material weaknesses, management will continue to work with its accounting advisors with appropriate technical expertise in U.S. GAAP and SEC reporting to improve the consistency and accuracy of financial data and reporting processes. Management will continue to monitor the effectiveness of the remediation efforts. However, the material weaknesses will not be considered fully remediated until the applicable controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

On February 17, 2025, we completed a reverse recapitalization transaction in which Power Up became the legal acquirer and Aspire Biopharma, Inc. was deemed the accounting acquirer. Following the transaction, we began integrating the financial reporting processes and internal controls of the combined company, including standardizing accounting policies and procedures and implementing common reporting and consolidation processes. These integration activities represent enhancements to our existing internal control over financial reporting. Except for these integration activities, there were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Report, our directors and officers are as follows:

Name	Age	Class	Position
Kraig T. Higginson	70	III	Chief Executive Officer and Chairman; Director
Ernest J. Scheidemann	65	N/A	Chief Financial Officer
Philip Balatsos	48	II	Director
Edward J. Kimball	61	II	Director
Howard Doss	72	III	Director

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

Ernest J. Scheidemann.

Mr. Scheidemann was appointed Chief Financial Officer (CFO) of Aspire Biopharma Inc. in July 2022. Starting in November of 2018, Mr. Scheidemann has advised or was retained as an outsourced Chief Financial Officer (CFO), and/or financial advisor for many companies, including public and private companies, special situations, and start-ups, through his firm FinTrust Consulting, LLC. Mr. Scheidemann was the CFO of Benchmark Builders, Inc. from April 2017 through November 2018. From 2008 to 2015, Mr. Scheidemann was CFO of ASG Technologies, Inc., a private global software company later acquired by Rocket Software. Prior to that, Mr. Scheidemann was the Treasurer and CFO of WCI Communities, a $2.0 billion publicly traded homebuilder from 2004 to 2008 and held various progressive finance and accounting leadership roles with AT&T Corp from 1984 through 1999. Mr. Scheidemann is a Certified Public Accountant (CPA) and holds a Certified in Financial Forensics (CFF) accreditation from the America Institute of CPA’s. We believe that Mr. Scheidemann is qualified to serve as an executive officer of the Company because of his extensive business and accounting background.

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

Howard Doss

Mr. Doss (age: 72) has served as the Chief Financial Officer of PowerUp from August 2023 until February 2025. He is a seasoned chief financial officer and accountant. He served as Chief Financial Officer of Kernel Group Holdings, Inc. In 2021, he served as Chief Financial Officer of Aesther Healthcare Acquisition Corp., a special purpose acquisition company until it consummated its initial business combination in February 2023. He has also served as chief financial officer of Trade Health, Inc., an online marketplace for health traded on Nasdaq under the symbol “SCNX.” Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977 and in 1980 he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa, Florida in 1982. He remained with the firm until 1996 when he joined Franklin Templeton. After working for the Principal Financial Group office in Tampa, Florida, Mr. Doss was City Executive for U.S. Trust in Sarasota, Florida, responsible for high-net-worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy, an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University.

Philip Balatsos

Mr. Balatsos (age: 48) is a Senior financial markets executive with experience in foreign exchange and emerging market sales and trading. He has a proven track record of driving revenue growth, expanding institutional client relationships, and building businesses across global markets. His experience spans bulge-bracket banks, international financial institutions, entrepreneurial ventures, and public company boards. He presently holds a senior position at Oscar Gruss & Son Inc. in foreign exchange sales and trading. He previously served as vice president of foreign exchange and emerging markets rates sales and trading at XP Investments US LLC and was the director of foreign exchange hedge fund sales at Barclays Capital. He currently serves on the Board of Directors of Ciso Global, Inc. and Inspire Veterinary Partners, Inc. (OTCMKTS: IVPR), and served on the Board of Directors of Sadot Group Inc. from October 2019 through December 2023. He earned his Bachelor of Science in business administration from Skidmore College.

Family Relationships

There are no family relationships between any of our current officers or directors.

Composition of Aspire’s Board of Directors

The Aspire Board consists of four (4) members. Kraig Higginson will serve as Chairman. The primary responsibilities of the board will be to provide oversight, strategic guidance, counseling, and direction to management.

The board will be divided into the following three classes:

●	Class I, which consists currently of no directors, whose term was set to expire at the annual meeting of stockholders expected to be held in 2026;

●	Class II, which consists of Edward Kimball and Philip Balatos, whose terms will expire at the annual meeting of stockholders to be held in 2026; and

●	Class III, which consists of Kraig Higginson and Howard Doss, whose terms will expire at the annual meeting of stockholders to be held in 2027.

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

Our board of directors has determined that Edward Kimball, Philip Balatos, and Howard Doss are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Howard Doss, Edward Kimball and Phillip Balatsos are members of our audit committee, and Howard Doss serves as the chairman of the audit committee. Our board of directors has determined that each member of the audit committee is independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Howard Doss qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website and details the principal functions of the audit committee, including:

The functions of this committee will include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing our financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the effectiveness of our internal audit function;

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by Aspire;

●	obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

●	monitoring the rotation of our independent auditor’s lead audit and concurring partners and the rotation of other audit partners as required by law;

●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in the section entitled “Aspire’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention and treatment of complaints received by Aspire regarding accounting, internal accounting controls, auditing or other matters;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

●	reviewing and evaluating the audit committee charter annually and recommending any proposed changes to the board;

●	review in advance all conflicts of interest and related party transactions to assess an impact on Aspire’s internal controls or financial reporting and disclosures; and

●	pre-approve all related party transactions entered into by Aspire.

The composition and function of the audit committee is expected to comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Edward Kimball, Howard Doss and Phillip Balatsos. Phillip Balatsos serves as chairman of the compensation committee.

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

We have adopted a compensation committee charter, which is available on our website and details the principal functions of the compensation committee, including:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

●	reviewing and approving the compensation and other terms of employment of our executive officers;

●	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

●	making recommendations to the board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the board;

●	reviewing and making recommendations to the board regarding the type and amount of compensation to be paid or awarded to non-employee board members;

●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

●	administering equity incentive plans, to the extent such authority is delegated by the board;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensation, perquisites and special or supplemental benefits for executive officers;

●	reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

●	preparing an annual report on executive compensation that the SEC requires in the Post-Combination Company’s annual proxy statement; and

●	reviewing and evaluating the compensation committee charter annually and recommending any proposed changes to the board.

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

Insider Trading Arrangements and Policies

Subsequent to the consummation of the Reverse Recapitalization, we adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act during fiscal year 2025.

Item 11. Executive Compensation.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies and smaller reporting companies under SEC rules. Our named executive officers (“NEOs”) for the year ended December 31, 2025 were Kraig Higginson, our current Chief Executive officer, Ernest Scheidemann, our Chief Financial Officer.

The compensation of our NEOs generally consists of a combination of base salary, bonuses and equity-based compensation. Bonus awards for 2025 and 2024 were determined at the sole discretion of the Compensation Committee based on an assessment of the performance of the NEOs.

The following tables contain certain compensation information for our NEOs in the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Nonequity Incentive Plan Compensation ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kraig T. Higginson	2025	135,000	120,000	-	-		255,000
Chief Executive Officer(1)	2024	-	-	-	-		-
Ernest J. Scheidemann, Jr.	2025	220,000	100,000	-	-		320,000
Chief Financial Officer	2024	-	-	-	-	-	-

Employment Agreements

Name and Principal Position	Annual Base Salary
Kraig T. Higginson
Chief Executive Officer	$180,000
Ernest J. Scheidemann, Jr.
Chief Financial Officer	$240,000

(1)	Michael G. Howe, former Chief Executive Officer, received $37,500 in cash compensation in 2025.

Upon the completion of the Reverse Recapitalization, the Company entered into employment agreements with Kraig T. Higginson, in his capacity as Chief Executive Officer, and Ernest J. Scheidemann, Jr., in his capacity as Chief Financial Officer (the “Executive Employment Agreements”).

The Executive Employment Agreements provide for an indefinite term of employment, during which time Mr. Higginson will be entitled to an annual base salary in the amount of $180,000 and Mr. Scheidemann will be entitled to an annual base salary of $240,000, subject to annual review. Mr. Higginson and Mr. Scheidemann will also be eligible for an annual performance-based bonuses based upon achieved company performance metrics for revenue, profitability, and the development of new business relationships, and/or executive achievement of identified performance goals for the given fiscal year which goals shall be determined by the board of directors.

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

Director Compensation

Aspire’s Directors have received the following compensation for services rendered to us.

Name	Fees Earned or Paid in Cash(5) ($)	Option Awards ($)	All Other Compensation(6) ($)	Total ($)
Kraig T. Higginson	$37,500	$-	$50,000	$87,500
Michael C. Howe (1)	$-	$-	$-	$-
Gary E. Stein (1)	$-	$-	$-	$-
Barbara J. Sher (1)	$-	$-	$-	$-
Edward J. Kimball	$29,167	$-	$50,000	$71,167
Surendra Ajjarapu (2)	$29,167	$-	$41,667	$70,834
Donald G. Fell (3)	$37,500	$-	$41,667	$79,167
Howard Doss (4)	$22,500	$-	$16,667	$39,167

(1)	Resigned as of July 24, 2025.
(2)	Resigned as of January 7, 2026
(3)	Resigned as of February 6, 2026.
(4)	Joined on July 24, 2025
(5)	The Company intends to pay $53,333 of this amount in the form of options in 2026.
(6)	Equity bonus not yet granted at December 31, 2025

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Aspire Common Stock beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 5,024,124 shares of our Common Stock issued and outstanding as of the Closing Date and other than as noted below.

Name and Address of Beneficial Owner	Number of Shares	% of Common Stock Outstanding
Directors and Executive Officers: (1)
Kraig T. Higginson	263,280	5.2%
Ernest J. Scheidemann, Jr. (2)	14,105	*
Edward J. Kimball	3,135	*
Howard Doss	10,000	*
Philip Balatsos	-

All Directors and Executive Officers as a group (6 individuals)	290,520	5.8%
Five Percent Holders:
Kraig T. Higginson	263,280	5.2%

All Five Percent Holders (1 entity)	263,280	5.2%

*	Less than 1%

(1)	The address of each of these individuals is c/o Aspire Biopharma Holdings, Inc., 23150 Fashion Drive, Suite 232, Estero, Florida 33928
(2)	Represents shares of common stock held by Turkey Bay Holdings LLC, which Mr. Scheidemann claims beneficial ownership of.

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

Except where the authority to act on such matters is specifically reserved to the Aspire Board under the 2024 Plan or applicable law, the Committee will have full power and authority to interpret and construe all provisions of the 2024 Plan, any award, and any award agreement, and take all actions and to make all determinations required or provided for under the 2024 Plan, any award, and any award agreement, including the authority to:

●	designate grantees of awards;

●	determine the type or types of awards to be made to a grantee;

●	determine the number of shares of Aspire Common Stock subject to an award or to which an award relates;

●	establish the terms and conditions of each award;

●	prescribe the form of each award agreement;

●	subject to limitations in the 2024 Plan (including the prohibition on repricing of options or share appreciation rights without stockholder approval), amend, modify, or supplement the terms of any outstanding award; and

●	make substitute awards.

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

In addition, any award granted pursuant to the 2024 Plan will be subject to mandatory repayment by the grantee to Aspire to the extent (i) set forth in the 2024 Plan or in an award agreement, or (ii) the grantee is or becomes subject to any clawback policy or compensation recovery policy or such other similar policy of Aspire or an affiliate, or any applicable laws which impose mandatory recoupment.

Shares Subject to the 2024 Plan

Subject to adjustment as described below, the maximum number of shares of Aspire Common Stock reserved for issuance under the 2024 Plan will be equal to the sum of (a) ten percent (10%) of the shares of Aspire Common Stock issued and outstanding upon the consummation of the Reverse Recapitalization, plus (b) an annual increase as of the first business day of each calendar year, for a period of not more than ten (10) years and starting with the 2025 calendar year, in an amount equal to the lesser of (i) a number of shares of Aspire Common Stock equal to 10% of the total number of shares of Aspire Common Stock outstanding as of the last day of the immediately preceding calendar year, or (ii) such lesser number of shares of Aspire Common Stock as determined by the Committee. The maximum number of shares of Aspire Common Stock available for issuance pursuant to incentive stock options granted under the 2024 Plan will be the same as the total number of shares of Aspire Common Stock reserved for issuance under the 2024 Plan. Shares of Aspire Common Stock issued under the 2024 Plan may be authorized and unissued shares of Aspire Common Stock, or treasury shares of Aspire Common Stock, or a combination of the foregoing.

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

The number of shares of Aspire Common Stock available for issuance under the 2024 Plan will not be increased by the number of shares of Aspire Common Stock: (i) tendered or withheld or subject to an award surrendered in connection with the purchase of shares of Aspire Common Stock upon exercise of an option; (ii) that were not issued upon the net settlement or net exercise of a stock-settled SAR; (iii) deducted or delivered from payment of an award in connection with Aspire’s tax withholding obligations; or (iv) purchased by Aspire with proceeds from option exercises.

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

As of March 23, 2026, the latest practicable date, the closing price per share of Aspire Common Stock, as reported on Nasdaq was $1.43.

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

Change in Capitalization

The Committee may adjust the terms of outstanding awards under the 2024 Plan to preserve the proportionate interests of the holders in such awards on account of any recapitalization, reclassification, share split, reverse share split, spin-off, combination of shares, exchange of shares, share dividend or other distribution payable in capital shares, or other increase or decrease in such shares effected without receipt of consideration by Aspire. The adjustments will include proportionate adjustments to (i) the number and kind of shares subject to outstanding awards and (ii) the per share exercise price of outstanding options or SARs.

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

Notwithstanding the foregoing, the transactions contemplated by the Reverse Recapitalization Agreement shall not, individually or collectively, constitute a change in control.

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

Our Original Sponsor purchased an aggregate of 244,083 private placement warrants, after giving effects to the 1-for-40 reverse stock split, at a purchase price of $1.50 per warrant, for an aggregate purchase price of $14,645,000, in a private placement that occurred simultaneously with the closing of our initial public offering. The placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

Business Combination Agreement

On December 26, 2023, we entered into the Merger Agreement with Merger Sub, the Sponsor, Visiox, and Ryan Bleeks, in the capacity as the seller representative. Pursuant to the Merger Agreement, among other things, the Company will complete the Domestication and the parties will effect the merger of Merger Sub with and into Visiox, with Visiox continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Visiox shall be exchanged for shares of common stock, par value $0.0001 per share, of the Company subject to the conditions set forth in the Merger Agreement, with Visiox surviving the Share Exchange as a wholly-owned subsidiary of the Company.

Related Party Loans

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

Subscription Agreements

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

In connection with its efforts to consummate the business combination, on December 18, 2024, and effective December 13, 2024, the Company entered into (i) a subscription agreement (the “Blackstone Subscription Agreement”), (ii) a promissory note (the “Blackstone Note”), and (iii) a registration rights agreement (the “RRA”) with Blackstone Capital Advisors, Inc. (“Blackstone”), an entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman (all transactions contemplated by such agreements, collectively, the “Blackstone Transaction”). Pursuant to the terms of the Blackstone Transaction, Blackstone may loan up to an aggregate principal amount of $500,000 to the Company, with an original issue discount of twenty percent (20%). As of the date of this Current Report on Form 10-K, the aggregate principal amount loaned equals $264,142.05. The maturity date of the Blackstone Note is the earlier of (i) June 1, 2025 or (ii) the date that the Company receives gross proceeds of at least $5,000,000 in an offering of its debt or equity securities. The principal amount of the Blackstone Note bears interest at a rate per annum of ten percent (10%). Interest will be due and payable on the maturity date. Additionally, the Company will pay Blackstone an exit fee equal to ten percent (10%) of the principal amount and accrued interest on the maturity date. Upon the closing of the Reverse Recapitalization, the Sponsor will transfer three Class A ordinary shares of PowerUp to Blackstone for each dollar loaned under the Blackstone Transaction (the “Commitment Shares”). Pursuant to the RRA, the Company has agreed to register the Commitment Shares with the SEC in any registration statement filed by the Company in connection with a Qualified Offering (as defined in the Blackstone Subscription Agreement), if any.

PowerUp accounted for the First Subscription Agreements and Second Subscription Agreements under ASC 480 and ASC 815 and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Lender have been recorded using the relative fair value method of accounting under ASC 470. Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model. At the close of the Reverse Recapitalization, 1,750,000 of commitment fee shares owing to the Investors under these agreements were transferred by affiliates to the Investors.

On February 17, 2025, the Company assumed $1,500,000 of debt under the First Subscription and Second Subscription Agreements. All of the debt was converted in January 2026.

Due to affiliate

On February 17, 2025, the Company assumed $353,679 of liabilities due to the sponsor of PowerUp and related to administrative services fees and a residual balance due from IPO proceeds. As of August 17, 2025, a balance of $353,679 is outstanding as due to related party. The balance is due on demand.

Promissory Note Fee - related party

On October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and Sponsor agreed that Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the Visiox BCA. As consideration for the foregoing, the Company agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a business combination. As of the date hereof, the Modified Promissory Note Fee is still outstanding.

Notes payable - related party

During the years ended 2024 and 2023, Aspire Biopharma, Inc incurred expenses and costs related to officer and director compensation, rental of office space, reimbursable expenses paid by affiliates and non-interest bearing working capital loans. In 2024, Aspire Biopharma, Inc issued three notes payable to formalize these advances. As of December 31, 2025 the total balance of $885,563 is repayable under these agreements.

Related Party Policy

In connection with the consummation of the initial public offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the Registration Statement and incorporated by reference as an exhibit to this Report.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Bush & Associates CPA, LLC (“Bush”) and Turner, Stone and Company LLP (Turner) for services rendered.

Audit Fees. During the year ended December 31, 2025, fees for our previous independent registered public accounting firm Bush were approximately $101,113 for the services Bush performed in connection with the audit of our December 31, 2024 financial statement included in this Annual Report on Form 10K.

During the year ended December 31, 2025, fees for our current independent registered public accounting firm Turner were approximately $60,250 for the services Turner performed in connection with the audit of our December 31, 2025 financial statement included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2025, our previous and current independent registered public accounting firm did not render services in connection with any audit-related services.

During the year ended December 31, 2024, our previous and current independent registered public accounting firm did not render services in connection with any audit-related services.

Tax Fees. During the year ended December 31, 2025 and 2024, our previous and current independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

During the year ended December 31, 2025 and 2024, our previous and current independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and 2024, there were no fees billed for products and services provided by Bush or Turner other than those set forth above.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated August 26, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on August 30, 2024).
2.2	Amendment Agreement, dated September 5, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on September 6, 2024).
2.3	Second Amendment Agreement, dated October 9, 2024, by and among PowerUp Acquisition Corp., PowerUp Merger Sub II, Inc., SRIRAMA Associates, LLC, Stephen Quesenberry, and Aspire Biopharma, Inc. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on October 10, 2024).
3.1	Amended and Restated Certificate of Incorporation of Aspire Biopharma Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Aspire Biopharma Holdings, Inc. on February 21, 2025).
3.2	Bylaws of Aspire Biopharma Holdings, Inc. (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Aspire Biopharma Holdings, Inc. on February 21, 2025).
4.1	Warrant Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference from Exhibit 4.1 to the Form 8-K filed by the Company on February 23, 2022).
10.1	Letter Agreement, dated February 17, 2022, by and among the Company, its officers, its directors and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.2	Investment Management Trust Agreement, dated February 17, 2022, by and between the Company and American Stock Transfer & Trust Company, as trustee (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.3	Private Placement Warrants Purchase Agreement, dated February 17, 2022, by and between the Company and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.4	Registration Rights Agreement, dated as of February 17, 2022, by and between the Company and certain security holders (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.5	Form of Indemnity Agreement, dated as of February 17, 2022, by and between the Company and each of the directors and officers of the Company (incorporated by reference from Exhibit 10.6 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.6	Amended and Restated Promissory Note, dated as of January 14, 2022, issued to PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.1 to the Form S-1 filed by PowerUp Acquisition Corp. on February 14, 2022).
10.7	Securities Subscription Agreement, dated as of February 16, 2021, by and between the Company and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.5 to the Form S-1 filed by PowerUp Acquisition Corp. on February 14, 2022).
10.8	Administrative Services Agreement, dated February 17, 2022, by and between the Company and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by PowerUp Acquisition Corp. on February 23, 2022).
10.9	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by PowerUp Acquisition Corp. on May 1, 2023).
10.10	Purchase Agreement, dated July 14, 2023, by and among SRIRAMA Associates, LLC, PowerUp Acquisition Corp., and PowerUp Sponsor LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on July 19, 2023).
10.11	Loan and Transfer Agreement, dated December 21, 2023, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and SSVK Associates, LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on December 28, 2023).

10.12	Loan and Transfer Agreement, dated January 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and Apogee Pharma Inc. (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.13	Loan and Transfer Agreement, dated January 10, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, and Jinal Sheth (incorporated by reference from Exhibit 10.13 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.14	Form of Subscription Agreement dated March 5, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, Visiox Pharmaceuticals, Inc., and Investor (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
10.15	Form of Subscription Agreement dated May 9, 2024, by and among PowerUp Acquisition Corp., SRIRAMA Associates, LLC, VKSS Capital, LLC, and Investor (incorporated by reference from Exhibit 10.16 to the Form S-4/A filed by PowerUp Acquisition Corp. on May 14, 2024).
10.16	Form of Non-Redemption Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on May 22, 2024).
10.17	Promissory Note Fee Agreement by and among SRIRAMA Associates, LLC and PowerUp Acquisition Corp. dated October 2, 2024 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by PowerUp Acquisition Corp. on October 4, 2024).
10.18	Subscription Agreement, dated December 13, 2024, by and among PowerUp Acquisition Corp. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by PowerUp Acquisition Corp. on December 26, 2024).
10.19	Promissory Note, dated December 13, 2024, by and among PowerUp Acquisition Corp. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by PowerUp Acquisition Corp. on December 26, 2024).
10.20	Registration Rights Agreement, dated December 13, 2024, by and among PowerUp Acquisition Corp. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by PowerUp Acquisition Corp. on December 26, 2024).
10.21	Asset Purchase Agreement dated March 2022, by and among Aspire BioPharma, Inc. and Instaprin Pharmaceuticals Incorporated (incorporated by reference from Exhibit 10.17 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.22	Pharmaceutical Development Agreement dated June 26, 2022, by and among Aspire BioPharma, Inc. and Glatt Air Techniques Inc. (incorporated by reference from Exhibit 10.18 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024),
10.23	Certificate of Designation of Aspire Biopharma, Inc. (incorporated by reference from Exhibit 10.19 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.24	Subscription Agreement dated August 26, 2024, by and among Aspire BioPharma, Inc. and Blackstone Capital Advisors, Inc. (incorporated by reference from Exhibit 10.20 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.25	Subscription Agreement dated August 26, 2024, by and among Aspire BioPharma, Inc. and Kitts Group, LLC (incorporated by reference from Exhibit 10.21 to the Form S-4 filed by PowerUp Acquisition Corp. on September 6, 2024).
10.26	Form of Executive Employment Agreement between New Aspire and Kraig Higginson (incorporated by reference from Exhibit 10.11 to the Form 8-K filed by the Company on February 21, 2025).
10.27	Form of Executive Employment Agreement between New Aspire and Ernest Scheidemann (incorporated by reference from Exhibit 10.12 to the Form 8-K filed by the Company on February 21, 2025)
10.28	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on February 21, 2025).
10.29	Form of Leak Out Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Aspire Biopharma Holdings, Inc. on February 20, 2025)
10.30	Form of Security Agreement (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by the Company on February 21, 2025).
10.31	Form of Guarantee (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by the Company on February 21, 2025).
10.32	Form of Registration Rights Agreement (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by the Company on February 21, 2025).
10.33	Form of Amendment Agreement (incorporated by reference from Exhibit 10.8 to the Form 8-K filed by the Company on February 21, 2025).

10.34	Form of Lock-Up Agreement (incorporated by reference from Exhibit 10.9 to the Form 8-K filed by the Company on February 21, 2025).
10.35	Form of Non-Compete (incorporated by reference from Exhibit 10.10 to the Form 8-K filed by the Company on February 21, 2025).
10.36	Form of Executive Employment Agreement between New Aspire and Kraig Higginson (incorporated by reference from Exhibit 10.11 to the Form 8-K filed by the Company on February 21, 2025).
10.37	Form of Executive Employment Agreement between New Aspire and Ernest Scheidemann (incorporated by reference from Exhibit 10.12 to the Form 8-K filed by the Company on February 21, 2025).
10.38	2024 Omnibus Incentive Plan (incorporated by reference from Exhibit 10.37 to the Form 8-K filed by the Company on February 21, 2025).
10.40	ELOC Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aspire Biopharma Holdings, Inc., on February 20, 2025).
10.41	ELOC Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aspire Biopharma Holdings, Inc., on November 14, 2025).
10.42	Form of Debenture (incorporated by reference from Exhibit 10.40 to the Form 8-K filed by the Company on February 21, 2025).
10.43	Form of Settlement Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on April 30, 2025).
10.44	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on August 22, 2025).
10.45	Form of Convertible Promissory Note (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the Company on August 22, 2025).
10.46	Form of Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on November 14, 2025).
10.47	Form of Securities Purchase Agreement, dated February 6, 2026, by and among Aspire Biopharma Holdings, Inc. and the purchasers named herein (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on February 12, 2026).
10.48	Form of Registration Rights Agreement, dated February 6, 2026, by and among Aspire Biopharma Holdings, Inc. and the purchasers named herein (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the Company on February 12, 2026).
14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to the Form 10-K filed by the Company on March 11, 2024).
19.1	Insider Trading Policy of the Company (incorporated by reference from Exhibit 19.1 to the Form 10-K filed by PowerUp Acquisition Corp. on March 11, 2024).
21.1	List of Subsidiaries of the Company. (incorporated by reference from Exhibit 21.1 to the Form 8-K filed by the Company on February 21, 2025).
23.1*	Consent of Bush & Associates CPA LLC, former independent registered public accounting firm for Aspire Biopharma Holdings, Inc.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.7	Clawback Policy (incorporated by reference from Exhibit 97.1 to the Form 10-K filed by the Company on March 11, 2024).
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspire Holdings Corp.

Date: March 30, 2026	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ Kraig T. Higginson	Kraig T. Higginson	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2026

/s/ Ernest J Scheidemann	Ernest J. Scheidemann	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026

/s/ Howard Doss	Howard Doss	Director	March 30, 2026

/s/ Edward Kimball	Edward J. Kimball	Director	March 30, 2026

/s/ Philip Balatsos	Philip Balatsos	Director	March 30, 2026

ASPIRE BIOPHARMA HOLDINGS, INC.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Aspire Biopharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aspire Biopharma Holdings, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s net loss, accumulated deficit, and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company L.L.P.

We have served as the Company’s auditor since 2025.

Dallas, Texas
March 30, 2026

ASPIRE BIOPHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$1,003,904	$3,633
Prepaid expenses and other current assets	55,102	144,356
Inventories	253,160	-
Total current assets	1,312,166	147,989
TOTAL ASSETS	$1,312,166	$147,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,014,377	$310,219
Accrued expenses	1,008,569	-
Due to affiliate	353,679	-
Notes payable – related party	885,564	1,266,832
Promissory note fee – related party	1,000,000	-
Other current liabilities	-	111,026
Derivative liability	40,954	-
Loan and transfer notes payable – related party	499,214	-
Subscription agreement loans	1,500,000	-
Convertible note	1,290,476	-
Total current liabilities	7,592,833	1,688,077
Forward purchase agreement liability	95,662	-
TOTAL LIABILITIES	7,688,495	1,688,077

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred Stock; $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock; $0.0001 par value; 490,000,000 shares authorized; 3,533,408 and 690,044 issued and outstanding at December 31, 2025 and 2024, respectively	353	69
Additional paid-in capital	20,881,399	1,237,076
Accumulated deficit	(27,258,081)	(2,777,233)
TOTAL STOCKHOLDERS’ DEFICIT	(6,376,329)	(1,540,088)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,312,166	$147,989

The Company’s common stock shares issued and outstanding, common stock and additional paid-in capital as of December 31, 2025 and 2024 have been retroactively restated for the reverse stock split as described in Note 3 of the accompanying notes, which are an integral part of these consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Net revenue	$6,202	$-
Cost of revenue	6,318	-
Gross margin	(116)	-

OPERATING EXPENSES
General and administrative (including stock-based compensation of $14.1 million and $0, respectively)	17,637,432	940,421
Research and development	923,914	144,356
Sales and marketing	789,829	126,094
Total operating expenses	19,351,175	1,210,871
Loss from operations	(19,351,291)	(1,210,871)
Other income (expense):
Interest expense	(8,531,275)	(97,988)
Change in fair value of liabilities	3,860,889	-
Initial recognition of forward purchase liability	(95,062)	-
Loss on extinguishment of debt	(364,109)	-
Total other expense, net	(5,129,557)	(97,988)
Loss before provision for income taxes	(24,480,848)	(1,308,859)
Income tax expense	-	(1,013)
Net loss	$(24,480,848)	$(1,309,872)

Weighted average shares outstanding of Common Stock	1,494,956	689,913
Basic and diluted net loss per share of Common Stock	$(16.38)	$(1.90)

The Company’s weighted average shares outstanding of common stock for the years ended December 31, 2025 and 2024 have been retroactively restated for the reverse stock split as described in Note 3 of the accompanying notes, which are an integral part of these consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2025	690,044	$69	$1,237,076	$(2,777,233)	$(1,540,088)
Conversion of warrants	143,393	14	(14)	-	-
Issuance of shares in Reverse Recapitalization	209,101	20	(4,602,596)	-	(4,602,576)
Issuance of shares under working capital loans and non redemption agreements	138,424	14	(14)	-	-
Issuance of commitment fee shares under ELOC agreement	75,326	8	274,992	-	275,000
Shares issued pursuant to settlement agreement	15,625	2	317,248	-	317,250
Stock-based compensation	41,563	4	14,131,246	-	14,131,250
Conversion of convertible notes	2,219,932	222	9,523,461	-	9,523,683
Net loss	-	-	-	(24,480,848)	(24,480,848)
Balance – December 31, 2025	3,533,408	$353	$20,881,399	$(27,258,081)	$(6,376,329)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	11,000,000	$22,000	$957,500	$(1,467,361)	$(487,861)
Retroactive application of Reverse Recapitalization	(10,310,461)	(21,931)	21,931	-	-
Balance - January 1, 2024, after retroactive application of Reverse Recapitalization	689,539	69	979,431	(1,467,361)	(487,861)
Issuance of common stock	505	-	257,645	-	257,645
Net loss	-	-	-	(1,309,872)	(1,309,872)
Balance - December 31, 2024	690,044	$69	$1,237,076	$(2,777,233)	$(1,540,088)

The Company’s common stock shares issued and outstanding, common stock and additional paid-in capital as of December 31, 2025 and 2024 have been retroactively restated for the reverse stock split as described in Note 3 of the accompanying notes, which are an integral part of these consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,480,848)		$(1,309,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	8,019,448		-
Initial recognition of forward purchase agreement liability	95,062		-
Issuance of commitment shares under ELOC agreement	275,000		-
Loss on extinguishment of debt	364,109		-
Change in fair value of derivative liabilities and convertible notes	(3,860,889)		-
Stock-based compensation	14,131,250		-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	174,254		(109,356)
Inventories	(253,160)		-
Accounts payable	(323,776)		247,846
Accrued expenses	1,047,088		-
Due to related party	-		906,196
Other current liabilities	(111,026)		-
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,923,488)		(265,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-		257,645
Proceeds from recapitalization	265,827		-
Proceeds from issuance of convertible notes	10,250,000		-
Repayment of convertible notes	(3,032,645)		-
Transaction costs paid in connection with convertible notes	(907,499)		-
Proceeds from notes payable - related party	50,000		-
Repayment of notes payable – related party	(701,924)		-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,923,759		257,645

NET CHANGE IN CASH	1,000,271		(7,541)
CASH, BEGINNING OF THE YEAR	3,633		11,174
CASH, END OF THE YEAR	$1,003,904		$3,633

Supplemental disclosure of noncash investing and financing activities:
Accounts payable and other liabilities combined, net	$4,868,403		$-
Shares issued pursuant to settlement agreement	$317,250		$-
Issuance of shares in reverse recapitalization	$4,602,576		$-
Conversion of warrants	$14		$-
Conversion of convertible notes	$9,523,683	$
Issuance of shares under working capital loans and non redemption agreements	$14		$-

Supplemental cashflow information:
Cash paid for interest	$44,388		$-

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aspire Biopharma Holdings, Inc. (the “Company” or “Aspire”) was incorporated as PowerUp Acquisition Corp., a Cayman Islands exempted company, on February 9, 2021, then domesticated to Delaware as a corporation on February 17, 2025. On February 17, 2025, the Company completed the Reverse Recapitalization described below and changed its name to Aspire Biopharma Holdings, Inc. Aspire is an early-stage biopharmaceutical company which engages in the business of developing and marketing disruptive technology for novel sublingual delivery mechanisms initially for known drugs and supplements, such as aspirin and caffeine products.

On August 26, 2024, the Company (known as PowerUp Acquisition Corp. at that time) entered into an Agreement and Plan of Merger (as amended, the “Aspire Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), SRIRAMA Associates, LLC, a Delaware limited liability company (the “Sponsor”), Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation (“Aspire Biopharma, Inc.”).

On February 17, 2025 (the “Closing Date”), the Company consummated the reverse recapitalization transaction (the “Reverse Recapitalization”) pursuant to the terms of the Aspire Merger Agreement. In connection with the consummation of the Reverse Recapitalization, the Company changed its name from PowerUp Acquisition Corp. to “Aspire Biopharma Holdings, Inc.” (See Note 4 - Recapitalization).

The Company has two wholly-owned subsidiaries, Aspire Biopharma Inc., a Delaware corporation, formed on October 8, 2021, and Buzz Bomb Caffeine Co. LC, a Utah corporation, formed on May 5, 2025.

NOTE 2. LIQUIDITY AND GOING CONCERN

The Company’s primary sources of liquidity have been cash from financing activities. For the year ended December 31, 2025, net loss was $24,480,848. The Company had an accumulated deficit of $27,258,081 as of December 31, 2025. As of December 31, 2025, working capital deficit was $6,280,667 and cash was $1,003,904.

In February 2025, the Company received proceeds of approximately $265,827 as a result of the Reverse Recapitalization. Immediately after the consummation of the Reverse Recapitalization, the Company received $3,000,000 from the issuance of convertible notes and an additional net cash proceeds of $2,661,459 after partial repayment of the convertible notes and deal costs pursuant to the August 19, 2025 Securities Purchase Agreement. In February 2026, the Company entered into a Securities Purchase Agreement (See Note 14) pursuant to which it received net payout of approximately $6,777,206 after repayment of the remaining convertible notes and deal costs under the first tranche for purchases of convertible preferred stock. The Company also entered into an ELOC agreement in November 2025, pursuant to which it can sell up to $100 million in common stock over 24 months.

The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional equity under new and existing agreements. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) issued by the Financial Accounting Standard Board’s (“FASB”), expressed in U.S. dollars. References to US GAAP issued by the FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

On January 16, 2026, the Company effected a 1-for-40 reverse stock split with respect to our common stock (the “Reverse Split”). All share and per share information in these consolidated financial statements give effect to this reverse stock split, including restating prior period reported amounts.

The Reverse Split had no effect on the Company’s authorized number of shares of common stock par value of common stock, the warrants outstanding, total assets, total liabilities or stockholders’ deficit. We restated our common stock outstanding (shares and amount) and the value of our additional paid-in capital (“APIC”) to reflect the number of shares outstanding after the Reverse Split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Segment Information

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash.

Operating expenses, inclusive of general and administrative costs, research and development costs and sales and marketing costs, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025 and 2024, the Company had $550,130 and $0, respectively in deposits in U.S banks in excess of the FDIC limit. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

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

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 or 2024.

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

The carrying amounts of certain financial instruments, such as accounts payable and accrued expenses, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has not elected the fair value option of accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. All of the Company’s debt is carried on the consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value with cost determined by the first-in, first-out (FIFO) method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of revenue when it has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. There were no impairment charges during the years ended December 31, 2025 and 2024 and there were no allowances or reserves reducing the cost basis of inventories as of December 31, 2025 and 2024.

Research and Development Cost

The Company accounts for research and development cost (“R&D”) in accordance with ASC 730, Research and Development (“ASC 730”). R&D costs are expensed as incurred.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the Company applied the following five-step model that requires entities to exercise judgment:

(1) Identify the contracts or agreements with a customer: The Company sells pharmaceutical products directly to customers from its website. The Company’s revenue is derived from the customer orders evidenced by invoices issued. Orders placed by customers constitute the Company’s contracts with customers.

(2) Identifying the performance obligations in the contract or agreement: The contract with the customer contains a single performance obligation: fulfilment of the customer’s order.

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

Cost of Revenue

The Company’s cost of revenue is comprised of costs related to its commercial revenue, including manufacturing costs and indirect costs associated with the manufacturing, storage and distribution of its products. The Company also may include certain period costs related to manufacturing services and inventory adjustments in cost of revenue.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company files income tax returns with the United States and the state of Utah. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of December 31, 2025, the 2025 inception year is subject to examination for U.S. federal and state purposes.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company will continue to evaluate the impact of the legislation on future periods.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained based on its technical merits and upon examination by taxing authorities. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the years ended December 31, 2025 and 2024.

Net Loss Per Share

The Company accounts for net loss per share in accordance with ASC 260, Earnings Per Share (“ASC 260”), which basic net income (loss) per share is computed by dividing net loss by the weighted-average shares outstanding for the year. Diluted net loss per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including public and private placement warrants and the convertible promissory notes. Basic and diluted net loss per share were the same for all years presented as we were in a loss position for all periods.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements granted to employees and vendors in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ deficit in its consolidated balance sheets. In order for a warrant to be classified in stockholders’ deficit, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ deficit classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard was effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this accounting pronouncement. There was no material effect on the Company consolidated financial statements.

On November 4, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (DISE), requiring additional disclosure of the nature of expenses included in the consolidated statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027.

NOTE 4. RECAPITALIZATION

On August 26, 2024, PowerUp Acquisition Corp. (“PowerUp”) entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On February 17, 2025 prior to the time of the consummation of the reverse recapitalization (the “Closing Date”), Merger Sub merged with and into Aspire Biopharma, Inc, with Aspire Biopharma, Inc being the surviving company. After giving effect to the Reverse Recapitalization, Aspire Biopharma, Inc became a wholly-owned subsidiary of Aspire Biopharma Holdings, Inc., a Delaware corporation (f/k/a PowerUp Acquisition Corp.) (“New Aspire”). At Closing Date, the Aspire Biopharma, Inc stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s indebtedness at Closing.

Pursuant to the Merger Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also, prior to the Closing Date, Aspire Biopharma, Inc deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

In connection with the change of PowerUp’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware ( the “PowerUp Domestication”), prior to the consummation of the Reverse Recapitalization (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Common Stock, at an exercise price of $460 per share, after giving effect to the 1 for 40 reverse stock split, on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”).

Immediately following the PowerUp Domestication, (i) the New Aspire Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that had not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $460 per share, after giving effect to the 1 for 40 reverse stock split, on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New Aspire and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Reverse Recapitalization. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Prior to the effective time of the consummation of the Reverse Recapitalization, Aspire Biopharma, Inc caused (i) each share of Aspire Biopharma, Inc Preferred Stock that is issued and outstanding immediately prior to the effective time of the Reverse Recapitalization to be automatically converted into a number of shares of Aspire common stock at the then-effective conversion rate (the “Preferred Conversion”). All of the shares of Aspire preferred stock converted into shares of Aspire common stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc preferred stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc preferred stock. Aspire Biopharma, Inc caused each Aspire Biopharma, Inc warrant to be terminated in exchange for shares of Aspire common stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date”), the Reverse Recapitalization was consummated. In connection with the consummation of the Reverse Recapitalization, PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC (“Cobra”), a single member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. (a firm that Mr. Friedman controls) that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share ( See Note 7 - Convertible Notes).

In connection with the Reverse Recapitalization, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc each entered into a non-competition agreement and lock-up agreements with the Company.

The Reverse Recapitalization was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc was treated as the accounting acquirer. Aspire Biopharma, Inc has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

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

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of a capital transaction in which Aspire is issuing stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Aspire Biopharma, Inc.

Transaction Proceeds

Upon closing of the Reverse Recapitalization, the Company received gross proceeds of $811,370 as a result of the Reverse Recapitalization, offset by total transaction costs of $545,543. The following table reconciles the elements of the Reverse Recapitalization to the consolidated statement of cash flows and the consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2025:

Cash-trust and cash, net of redemptions	$811,370
Less: transaction costs, paid	(545,543)
Net proceeds from the Reverse Recapitalization	265,827

Less: accounts payable, accrued liabilities and other current liabilities combined	(1,577,057)
Less: Promissory note fee – related party combined	(1,000,000)
Less: Subscription agreement loans combined	(1,828,098)
Less: Loan and transfer note payable combined	(499,214)
Less: Forward purchase agreement liability combined	(49,034)

Add: other assets, net	85,000
Reverse recapitalization, net	$(4,602,576)

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were:

PowerUp Class A common stock, outstanding prior to the Reverse Recapitalization	7,765,144
Less: Redemption of PowerUp Class A common stock	(507,631)
Class A common stock of PowerUp	7,257,513
PowerUp Class B common stock, outstanding prior to the Reverse Recapitalization	—
Reverse Recapitalization Class A common stock, before giving effect to the 1-for-40 reverse split	7,257,513
Reverse Recapitalization Class A common stock, after giving effect to the 1-for-40 reverse split	181,438
Issuance of shares related working capital agreements	93,750
Aspire Biopharma, Inc. Shares	875,000
Common Stock immediately after the Reverse Recapitalization, after giving effect to the 1-for-40 reverse split	1,150,188

The number of Aspire Biopharma, Inc. shares was determined as follows after giving effect to the Reverse Split described in Note 3:

	Aspire Biopharma, Inc Shares	Aspire’s Shares after conversion ratio
Common Stock issued to existing Aspire Biopharma, Inc. Shareholders	13,295,551	833,437
Common Stock obligation shares issued	—	41,563
Number of Shares	13,295,551	875,000

Public and private placement warrants

The 359,974 Public Warrants issued at the time of the PowerUp’s initial public offering, and 244,083 warrants, after giving effect to the 1 for 40 reverse stock split, issued in connection with private placement at the time of the PowerUp’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (See Note 12 - Fair Value Measurements).

NOTE 5. RELATED PARTY TRANSACTIONS

Loan and transfer agreements

In order to finance transaction costs in connection with the Reverse Recapitalization, the New Sponsor or an affiliate of the New Sponsor, or certain affiliates of PowerUp loaned monies for working capital purposes (“Working Capital Loans”) by entering into several Loan and Transfer Agreements. Upon completion of the Reverse Recapitalization, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Reverse Recapitalization did not close, the Company had the option to use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account could be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Reverse Recapitalization, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Reverse Recapitalization entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

On December 21, 2023, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”), pursuant to which SSVK loaned an aggregate of $250,000 to the New Sponsor, and, in turn, the New Sponsor loaned $250,000 to PowerUp. On February 17, 2025, the Company assumed $250,000 of liabilities related to this agreement. As of December 31, 2025 and 2024, there was $250,000 and $0 in borrowings under the agreement, respectively, and included in loan and transfer notes payable-related party and included in loan and transfer notes payable-related party on the accompanying consolidated balance sheets. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date of consummation of the Reverse Recapitalization.

On January 9, 2024, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee”), pursuant to which Apogee loaned an aggregate of $50,000 to the New Sponsor, and, in turn, the New Sponsor loaned the $50,000 to the Company. On February 17, 2025, the Company assumed $50,000 of liabilities related to this agreement. At the close of the Reverse Recapitalization, Apogee was issued 1,250 shares of Common Stock after giving effect to the 1 for 40 reverse stock split as commitment fees pursuant to this agreement. As of December 31, 2025 and 2024, there was $50,000 and $0 in borrowings under the agreement, respectively, and included in loan and transfer notes payable-related party on the accompanying consolidated balance sheets. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date of consummation of the Reverse Recapitalization.

On January 10, 2024, PowerUp entered into a Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”), pursuant to which Sheth loaned an aggregate of $149,214 to the New Sponsor and the New Sponsor loaned $149,214 to PowerUp. On February 17, 2025, the Company assumed $149,214 of liabilities related to this agreement. As of December 31, 2025 and 2024, there was $149,214 and $0 in borrowings under the agreement, respectively, and included in loan and transfer notes payable-related party on the accompanying consolidated balance sheets. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date of consummation of the Reverse Recapitalization.

On December 3, 2024, the Company entered into a second Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee 2”), pursuant to which Apogee 2 loaned an aggregate of $50,000 to the New Sponsor and the New Sponsor loaned $50,000 to the Company. On February 17, 2025, the Company assumed $50,000 of liabilities related to these working capital loans. As of December 31, 2025 and 2024, there was $50,000 and $0 in borrowings under the agreement, respectively, and included in loan and transfer notes payable-related party on the accompanying consolidated balance sheets. The debt discount was fully amortized to interest expense as a non-cash charge over the term of the loan and transfer liability ending at the date of consummation of the Reverse Recapitalization.

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

PowerUp accounted for the First and Second Subscription Agreements under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Investor have been recorded using the relative fair value method of accounting under ASC 470, Debt (“ASC 480”). Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model. At the close of the Reverse Recapitalization, 43,750 of commitment fee shares, after giving effect to the 1-for-40 Reverse Split, owing to the Investors under these agreements were transferred by affiliates to the Investors.

On February 17, 2025, the Company assumed $1,500,000 of debt under the First Subscription and Second Subscription Agreements. For the year ended December 31, 2025, the Company accrued $250,000 in interest expense payable on the Subscription Agreements which is included in accrued expenses on the accompanying 2025 consolidated balance sheet. At December 31, 2025, $1,500,000 owing under these agreements is included in subscription agreement loan balance on the consolidated balance sheet.

Due to affiliate

On February 17, 2025, the Company assumed $353,679 of liabilities due to the Sponsor of PowerUp  related to administrative services fees and a residual balance due from initial public offering (“IPO”) proceeds. As of December 31, 2025 and 2024, the balance of $353,679 and $0 is recorded within due to affiliate on the consolidated balance sheets.

Promissory Note Fee – related party

On October 2, 2024, PowerUp entered into a Promissory Note Fee Agreement with the Sponsor (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and the Sponsor agreed that the Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that the Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the proposed merger with previous target, Visiox. As consideration for the foregoing, PowerUp agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a merger. At the close of the Reverse Recapitalization, the Company assumed this liability. At December 31, 2025, the Modified Promissory Note Fee is still outstanding and payable and included in promissory note fee – related party on the consolidated balance sheets.

Notes payable – related party

During the years 2024 and 2023, Aspire Biopharma, Inc incurred expenses and costs related to officer and director compensation, rental of office space, reimbursable expenses paid by affiliates and non-interest bearing working capital loans. On September 27, 2024, to formalize the related party working capital advances, Aspire Biopharma, Inc issued three nonconvertible 20% original issues discount (“OID”) notes payable to related parties for a total face value of $1,066,391. The notes were due the earlier of June 27, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The notes do not bear interest but have a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $213,278 and are unsecured. Pursuant to the February 18, 2025 subordination agreement between two note holders and Cobra, payments will not be made on the matured notes until full payment of the Cobra obligation (See Note 7 - Convertible Notes). For the years ended December 31, 2025 and 2024, total amortized debt discount of $74,226 and $139,052, respectively, was included in interest expense on the accompanying consolidated statements of operations.

On October 2, 2024, the Company issued one non-convertible 20% OID note payable to a related party for working capital for a total face value of $62,500. The note is due on the earlier of July 2, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had an OID totaling $12,500 and was unsecured. Pursuant to the Settlement Agreement (See Note 6 - Subscription Agreement Loans), the note was amended to extend the maturity date to September 10, 2025. In August 2025, the note balance was fully repaid. For the years ended December 31, 2025 and 2024, total amortized debt discount of $8,379 and $4,121, respectively, was included in interest expense on the accompanying consolidated statements of operations.

On December 30, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $40,625. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $8,125 and was unsecured. For the years ended December 31, 2025 and 2024, total amortized debt discount of $8,095 and $30, respectively, was included in interest expense on the accompanying consolidated statements of operations.

On December 31, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $279,878. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $46,646 and was unsecured. For the year ended December 31, 2025, total amortized debt discount of $46,646 was included in interest expense on the accompanying 2025 consolidated statement of operations.

On January 22, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of October 22, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and was unsecured. In August 2025, the note balance was fully repaid. For the year ended December 31, 2025, total amortized debt discount of $6,250 was included in interest expense on the accompanying 2025 consolidated statement of operations.

On February 13, 2025, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $31,250. The note is due the earlier of November 13, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $6,250 and were unsecured. In August 2025, the note balance was fully repaid. For the year ended December 31, 2025, total amortized debt discount of $6,250 was included in interest expense on the accompanying 2025 consolidated statement of operations.

The following table reflects the outstanding balances of each note issuance at December 31, 2025 and 2024

Issuance date	December 31, 2025	December 31, 2024
September 27, 2024	$591,692	$920,240
October 2, 2024	-	65,513
December 30, 2024	-	38,569
December 31, 2024	293,872	242,510
Total Principal	885,564	1,541,474
Unamortized debt discount	-	(274,642)
Total	$885,564	$1,266,832

At December 31, 2025 and 2024, total balance of $885,564 and $1,266,832 inclusive of unamortized debt discount of $0 and $274,642, respectively, is included in Notes payable – related party on the accompanying consolidated balance sheets.

NOTE 6. SUBSCRIPTION AGREEMENT LOANS

Blackstone Subscription Agreement

On December 18, 2024, and effective December 13, 2024, PowerUp entered into (i) a subscription agreement (the “Blackstone Subscription Agreement”), (ii) a promissory note (the “Blackstone Note”), and (iii) a registration rights agreement (the “RRA”) with Blackstone Capital Advisors, Inc. (“Blackstone”), an entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman (all transactions contemplated by such agreements, collectively, the “Blackstone Transaction”). Pursuant to the terms of the Blackstone Transaction, Blackstone may loan up to an aggregate principal amount of $500,000 to the Company, with an original issue discount of twenty percent (20%). Blackstone loaned the maximum of $500,000 to the PowerUp. The maturity date of the Blackstone Note is the earlier of (i) June 1, 2025 or (ii) the date that the Company receives gross proceeds of at least $5,000,000 in an offering of its debt or equity securities. The principal amount of the Blackstone Note bears interest at a rate per annum of ten percent (10%). Interest will be due and payable on the maturity date. Additionally, the Company will pay Blackstone an exit fee equal to ten percent (10%) of the principal amount and accrued interest on the maturity date. Upon the closing of the Reverse Recapitalization, the Sponsor will transfer three Class A ordinary shares of PowerUp to Blackstone for each dollar loaned under the Blackstone Transaction (the “Commitment Shares”). On February 17, 2025, the Blackstone Subscription Agreement was amended (the “Amended Blackstone Subscription Agreement”) to fix the commitment shares to 44,875 after giving effect to the 1 for 40 reverse stock split. The commitment shares were issued at the close of the Reverse Recapitalization. The Company has agreed to register the Commitment Shares with the SEC in a registration statement filed by the Company in connection with a Qualified Offering (as defined in the Blackstone Subscription Agreement), if any.

On February 17, 2025, a value of $328,098 inclusive of principal balance loaned of $423,474 was assumed under this agreement. On April 24, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with Cobra, Blackstone and their affiliates (collectively, the “Lenders”) to resolve all matters related to previously issued notices of default and to amend certain outstanding loan agreements. In connection with the Settlement Agreement, the Company issued 15,625 shares of common stock with a fair value of $317,250, after giving effect to the 1-for-40 reverse stock split to Blackstone Capital Advisors, Inc. or its designees. Pursuant to the Settlement Agreement between the Company and the Lenders, the Blackstone Subscription Agreement was amended (the “April 2025 Amended Blackstone Subscription Agreement) to extend the maturity date to August 15, 2025. In addition, the Company paid $60,000 as an addition to the principal in lender deal cost in consideration for Blackstone’s waiver of its right to additional interest or penalties due to the default. The amendment of the debt was accounted under ASC 470. For the year ended December 31, 2025, $364,109 was recorded as loss of extinguishment of debt in the accompanying consolidated statements of operations. In August 2025, the Blackstone Note was fully settled including all exit fees and accrued interests.

NOTE 7. CONVERTIBLE NOTES

Securities Purchase Agreement

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, an entity controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued 20% original issue discount senior secured convertible debentures (“February 2025 Convertible Debentures”) in an aggregate principal amount of $3,750,000 which includes a 20% OID. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures), provided that no conversion may be at a price per share less than the floor price of $4.00 per share. At the close of the Reverse Recapitalization, 52,663 of commitment fee shares, after giving effects to the 1-for-40 reverse stock split, owing to the Investors under these agreements were transferred by affiliates to the Investors.

The Company analyzed for the Securities Purchase Agreement under ASC 480 and ASC 815 and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary. As a result, all debt proceeds received have been recorded using the fair value method of accounting under ASC 825, Fair Value Measurement (“ASC 825”). Pursuant to ASC 825, the Company recorded the fair value of the subscription liability on the 2025 consolidated balance sheet using the fair value method. The initial fair value of the subscription liability at issuance was estimated using a Monte Carlo Model. In August and September 2025, the Company repaid a total of $3,032,645 of the February 2025 Convertible Debentures. At December 31, 2025, the fair value of $1,146,236 of the Securities Purchase Agreement is included in Convertible Notes on the accompanying 2025 consolidated balance sheet. For the year ended December 31, 2025, $711,996 debt discount amortized was included in interest expense on the consolidated statement of operations. For the year ended December 31, 2025, change in fair value of $249,447 was included as an income and expense, respectively in change in fair value of liabilities on the 2025 consolidated statement of operations.

Convertible Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “ August Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The August 2025 Notes have a 20% OID of $1,937,500 which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate except for instances of default. Of the $7,750,000 total funding (before transaction expenses and debt repayments) under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The August 2025 Notes are convertible into up to an aggregate of 3,679,436 shares of common stock after giving effects to the 1-for-40 reverse stock split (the “ Conversion Shares”) subject to certain conditions.

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

The Company accounted for the August 2025 Notes under ASC 470 and ASC 815 and concluded that bifurcation of multiple embedded features was necessary under ASC 815-15-25-1. As a result, the Company separately accounted for the embedded features as a single compound derivative. The Company recorded the initial fair value of the derivative liability of $4,101,583 and the debt issuance cost of $907,499 as a debt discount, which will be amortized to interest expense over the expected term of the debt.

During the year ended December 2025, a total value of $9,523,683 of Convertible Notes were converted into 2,219,932 shares of common stock of the Company after giving effects to the 1-for-40 reverse split. The remaining debt of $163,817 was converted into 48,755 common stock in January 2026.

For the year ended December 31, 2025, total amortized debt discounts of $6,927,005 was included in interest expense on the accompanying 2025 consolidated statement of operations. At December 31, 2025, the balance of $144,241 of the August 2025 Notes is included in Convertible Notes on the consolidated balance and comprises the principal balance of $163,817, net of unamortized debt discount of $19,576.

NOTE 8. REVENUES

Net sales include revenue from product sales and shipping and handling charges, net of returns and discounts. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when or as the Company satisfies its performance obligations under the contract. The Company recognizes revenue by transferring control of the promised products to the customer, which primarily occurs when products are shipped to the customer. The Company recognizes revenue for shipping and handling charges at the time the products are shipped to the customer. The Company estimates product returns based on historical return rates. All of the Company’s contracts have a single performance obligation and are short-term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. The Company recognizes revenue from the sale of pharmaceutical products directly to customers and is recognized at an amount that reflects the consideration expected to be received in exchange for such products.

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

The performance obligation is considered to be fulfilled upon the shipment of the products. At each reporting period, any invoiced sales that have not yet shipped is recorded as deferred revenue. As of December 31, 2025, there was no deferred revenue.

The following tables represent net sales disaggregated by revenue source:

Year ended
December 31, 2025
Nutraceutical products	$6,202
Total revenues	$6,202

The following tables represent net sales disaggregated by geography, based on the customers’ billing addresses.

Year ended December 31, 2025
United States	$6,153
Canada	30
United Kingdom	19
$6,202

NOTE 9. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2022. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On May 13, 2025, the Company filed a Registration Statement on Form S-1 to register 73,225 of the outstanding 244,083 Private Placement Warrants, after giving effects to the 1-for-40 reverse stock split. The Registration Statement was declared effective on May 30, 2025.

Equity Line of Credit (“ELOC”) Agreement

On February 13, 2025, PowerUp entered into a Purchase Agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of ELOC Commitment Shares (as defined below) and additional shares to be sold to Arena from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”). In consideration for the Arena’s execution and delivery of the ELOC Agreement, the Company issued to Arena 50,000 Common Shares after giving effects to the 1-for-40 reverse stock split (the “Commitment Fee Shares”), of which 27,663 after giving effect to the 1-for-40 reverse stock split became freely tradable upon the closing of the Reverse Recapitalization.

At close of the Reverse Recapitalization, the Company assumed a $49,034 forward purchase agreement liability under the ELOC Agreement. For the year ended December 31, 2025, the change in fair value of the purchase agreement was a gain of $49,034, which is included in change in fair value of liabilities on the accompanying 2025 consolidated statement of operation. In November 2025, the Arena ELOC was terminated.

On November 11, 2025, the Company entered into a new Purchase Agreement (the “Second ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd. (“Arena”). Under the Second ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the Second ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the ELOC Commitment Fee Shares and additional shares to be sold to Arena from time to time under the Second ELOC Agreement.

The term of the Second ELOC Agreement began on November 11, 2025 and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of Second ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the Second ELOC Agreement (the “Commitment Period”). In consideration for the Arena’s execution and delivery of the Second ELOC Agreement, the Company is required to issue Common Shares to Arena equal to $250,000 divided by the lowest 1-Trading Day VWAP of the Common Shares of the five (5) Trading Days immediately preceding the effectiveness of the initial registration statement (the “Commitment Fee Shares”), plus $25,000 in Common shares for fees associated with the prior ELOC Agreement with the Company, based on a price equal to the lowest 1-Trading Day VWAP of the Common Shares of the five (5) Trading Days immediately preceding the date of execution and delivery of this Agreement.

The Company issued 75,325 shares of common stock after giving effects to the 1-for-40 reverse stock split to Arena in November and December 2025 and an additional 6,066 true up shares in January 2026, representing payment of the commitment fee shares. At December 31, 2025, the fair value of the forward purchase agreement liability related to the Second ELOC Agreement is $95,662 and included in forward purchase agreement liability on the accompanying 2025 consolidated balance sheet.

Instaprin Acquisition

On March 28, 2022, the Company closed on an asset purchase agreement (APA) of Instaprin Pharmaceuticals, Inc.’s (“Instaprin”) intangible assets, inclusive of U.S. Patent No. 62/794141, International Publication No. 2020/15460 A1 and WO 2020/150685 A1, and the Instaprin U.S. Trademark No. 86274378, trade secrets and proprietary information, all applications for any of the foregoing, commercial and scientist relationships, and any license or agreements granting rights related to the foregoing.

The purchase price for the Acquired Assets (as defined in the APA) was $3,628,325 plus interest thereon, to be paid to the SEC on behalf of Instaprin in satisfaction of the SEC’s judgment against Instaprin and its former CEO, from sales of the product, as follows: 20% from the first $5,000,000 of sales and 10% from sales thereafter until the entire contingent purchase price obligation is satisfied. Additionally, ten percent (10%) of the Company’s equity was to be delivered at Closing, in proportion to their equity holdings in the Company, to be issued to a Trustee for the former Instaprin Shareholders, along with an additional ten percent (10%) of the Company’s equity to be issued to Instaprin’s service providers, pursuant to a stock incentive plan to be adopted. As of December 31, 2025, the Company has not recorded the assets from the APA due to the contingent nature of the transaction and the Company has not yet adopted a stock incentive plan.

NOTE 10. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 490,000,000 shares of Common Stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 3,533,408 and 690,044 shares of common stock issued and outstanding, respectively, after giving effect to the 1-for-40 reverse stock split.

PowerUp Warrants

As part of the PowerUp IPO, PowerUp issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $460 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PowerUp completed the private sale of 244,083 warrants (the “Private Placement Warrants”) where each warrant allows the holder to purchase one fortieth share of the Company’s Common Stock at $460 per share, after giving effect to the 1 for 40 reverse stock split. At December 31, 2025, there are Public Warrants 359,974 and 244,083 Private Placement Warrants outstanding.

The Public Warrants became exercisable commencing 30 days after the consummation of the Reverse Recapitalization.

Once the warrants became exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $16 per warrant;
●	upon not less than 30 days’ prior written notice of redemption, to each warrant holder; and
●	if, and only if, the reported last sale price of the Company’s Common Stock equals or exceeds $720.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable, or saleable until 30 days after the completion of a Reverse Recapitalization, subject to certain limited exceptions.

The Company has determined that Public Warrants and the Private Placement Warrants issued in connection with its IPO in February 2022 are subject to treatment as equity. Upon the closing of the Reverse Recapitalization, in accordance with the guidance contained in ASC 815, the warrants continue to be equity classified.

Stock-based compensation

On February 29, 2024, Aspire Biopharma, Inc entered into a Corporate advisory agreement with an advisory firm, pursuant to which the advisory firm will receive 6% of the amount shares outstanding after the close of the Reverse Recapitalization as compensation for advisory services to support the Company’s efforts related to the Reverse Recapitalization. On January 3, 2025, the agreed upon compensation was reduced to 4.75% of the amount of shares outstanding after the close of the Reverse Recapitalization. In February 2025, 41,563 shares of the 875,000 Reverse Recapitalization shares after giving effects to the 1-for-40 reverse stock split were issued to the affiliated company under this agreement. The issuance of these shares to the service advisors is subject to ASC 718. Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The shares were granted subject to a performance condition (i.e., the occurrence of a Reverse Recapitalization). Stock-based compensation of $14,131,250 was recognized in general and administrative expenses upon consummation of the Reverse Recapitalization in February 2025 based on the grant date fair value per share. The fair value was determined by applying a 15% discount for lack of marketability to the market price of the shares on date of grant.

Aspire Biopharma warrants

During the year ended December 31, 2024, Aspire Biopharma, Inc issued 44,000,000 warrants at a per share price of $0.40. As of December 31, 2024, there were 91,500,000 warrants outstanding and all were fully vested. On January 21, 2025, the 91,500,000 warrants were converted into 91,500,000 shares of Aspire Biopharma Inc. common stock, which, on the Reverse Recapitalization date, were subsequently converted into 143,393 shares of common stock of the Company after giving effects to the 1-for-40 reverse stock split.

Working capital loan and other share issuance as close of the Reverse Recapitalization

Pursuant to the First Subscription Agreement, the Company issued 43,750 shares of Common Stock after giving effect to the 1-for-40 reverse stock split to the Investors representing commitment fee shares at Closing Date (See Note 5 - Related Party Transactions).

Pursuant to the Blackstone Subscription Agreement, on February 17, 2025, the Company issued 44,875 shares of Common Stock after giving effect to the 1-for-40 reverse stock split to Blackstone representing commitment fee shares at Closing Date (See Note 6 - Subscription Agreement Loans).

Pursuant to the Loan and Transfer Agreement with Apogee, the Company issued 1,250 shares of Common Stock after giving effect to the 1-for-40 reverse stock split to the New Sponsor at Closing Date (See Note 5 - Related Party Transactions).

On May 22, 2024, PowerUp entered into a non-redemption agreement with the sponsor of PowerUp and an investor, pursuant to which the investor agreed not to exercise their redemption rights with respect to holdings of PowerUp shares and in consideration of same, received 1,875 Common Stock of the Company after giving effect to the 1-for-40 reverse stock split at the close of the Reverse Recapitalization.

On July 13, 2023, PowerUp entered into an amended service agreement with a vendor ( the “Amended Service Agreement”). Pursuant to the Amended Service Agreement, the vendor will act as a capital market advisor in exchange for a cash fee and 2,000 common shares, after giving effect to the 1-for-40 Reverse Split. The shares were issued to the vendor on the Closing Date of the Reverse Recapitalization.

Other Share issuances

As stated in Note 5, On April 28, 2025, in connection with the Settlement Agreement, the Company issued 15,625 shares of common stock after giving effects to the 1-for-40 Reverse Split after giving effect to the 1-for-40 Reverse Split to Blackstone Capital Advisors, Inc. or its designees.

As stated in Note 9, In November 2025 and December 2025, the Company issued a total of 75,325 shares of common stock after giving effect to the 1-for-40 Reverse Split to Arena pursuant to the Second ELOC Agreement.

NOTE 11. INCOME TAXES

The income tax provision consists of the following for the years ended December 31, 2025 and 2024:

	2025	2024
Federal
Current	$-	$-
Deferred	-	-
State and local
Current	-	-
Deferred	-	-
Foreign
Current	-	1,013
Deferred	-	-
Income tax provision / (benefit)	$-	$1,013

Below is a reconciliation of the statutory tax rate to the Company’s effective tax rate for the year ended December 31, 2025.

	2025
	Amount	%
Pretax book income (loss)	$(24,480,848)	100.0
Statutory federal income tax	$(5,140,978)	21.0
Research tax credits	(48,657)	0.2
Change in valuation allowance	2,828,659	(11.5)
Non-taxable or non-deductible items:
Non-deductible transaction costs	3,171,730	(13.0)
Change in derivative liability	(810,787)	3.3
Meals and entertainment	33	-
Income tax expense	$-	-

	2024
	Amount	%
Pretax book income (loss)	$(1,308,859)	100.0
Statutory federal income tax	-	-
Minimum tax liability	1,013	0.08
Income tax expense	$1,013	0.08

The Company’s deferred tax assets are as follows at December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$3,250,617	$-
Research tax credit carryforward	48,657	-
Total deferred tax assets	3,299,274	-
Less: Valuation allowance	(3,299,274)	-
Net deferred tax assets	$-	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025, the valuation allowance increased by $3,299,274, due to increases in the net operating loss carryforward and research tax credit carryforward as a result of being taxed for the first time in 2025. The Company will continue to assess the realizability of the deferred tax assets at each reporting date based upon actual and forecasted operating results.

As of December 31, 2025 the Company had U.S. federal and state net operating loss carryforwards of $13,238,106 with an indefinite carryforward period.

The Company files income tax returns with the United States and Utah. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of December 31, 2025, the 2025 inception year is subject to examination for U.S. federal and state purposes.

For the year ended December 31, 2025 the Company has not recognized any amount of interest and penalties in its consolidated statements of operations.

NOTE 12. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unbservable Inputs
December 31, 2025	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible Notes	3	—	—	$1,146,236
Forward Purchase Agreement liabilities	3	—	—	95,662
Derivative liability	3	—	—	$40,954

Convertible Notes

As discussed in Note 7 - Convertible Notes, the February 2025 Convertible Debentures are classified and accounted for as a financial liability which is measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815).

The financial liabilities are valued under a Monte Carlo Model. The estimated fair value of the financial liabilities component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The key inputs of the models used to value the Company’s February 2025 Convertible Debentures as of December 31, 2025 were:

Inputs	December 31, 2025
Term remaining - years	0.13
Share price	0.13
Debt rate	12.49%

The change in the fair value of the convertible notes measured using Level 3 inputs is summarized as follow:

February Notes
Balance, December 31, 2024	$—
Fair value at issuance	3,000,000
Paid-in-kind interest	217,438
OID amortized	711,996
Repayment of Note	(3,032,645)
Change in fair value	249,447
Balance, December 31, 2025	$1,146,236

Forward purchase agreement liabilities

As discussed in Note 9 - Commitment and Contingencies, the forward purchase agreement liabilities are classified and accounted for as financial liabilities which will be measured at fair value on a recurring basis.

The forward purchase agreements liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values repayable capital investment and uses a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the forward purchase agreements liabilities are determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. There were no draws for the year ended December 31, 2025; therefore, no valuation was required.

The change in the fair value of the forward purchase agreement liabilities measured using Level 3 inputs is summarized as follows:

Forward purchase agreement liabilities - ELOC Agreement

Balance, December 31, 2024	$-
Assumed in Reverse Recapitalization	49,034
Change in fair value	(39,133)
Termination of agreement	(9,901)
Forward purchase agreement at December 31, 2025	$-

Forward purchase agreement liabilities - Second ELOC Agreement

Balance, December 31, 2024	$-
Initial recognition of liability	95,062
Change in fair value	600
Forward purchase agreement liability at December 31, 2025	$95,662

Derivative liability

As discussed in Note 7 - Convertible Notes, the Company accounted for the August 2025 Notes under ASC 470 and ASC 815 and concluded that bifurcation of multiple embedded features was necessary under ASC 815-15-25-1. As a result, the Company separately accounted for as a single compound derivative. The initial fair value of the derivative liability at issuance was $4,101,583 and estimated using a Monte Carlo Model. For the year ended December 31, 2025, change in fair value of the derivative liability of $75,482 was recorded as an income on the consolidated statements of operations. At December 31, 2025, the fair value of the derivative of $40,954 was included in derivative liability on the accompanying 2025 consolidated balance sheet.

The key inputs of the models used to value the Company’s derivative liability as of December 31, 2025 were:

Inputs	December 31, 2025
Term Remaining - Years	0.14 - 0.39
Share Price	$0.10- $0.42
Risk Free Rate	3.52% - 3.92%

The change in the fair value of the derivative liability measured using Level 3 inputs is summarized as follows

For the Year ended
December 31, 2025
Balance, December 31, 2024	$-
Initial recognition	4,101,583
Conversion of shares	(3,985,147)
Change in fair value	(75,482)
Derivative liability at December 31, 2025	$40,954

NOTE 13. SEGMENT INFORMATION

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss, which include the following:

	For the Years Ended December 31,
	2025	2024
Gross margin	$(116)	$-
Operating expenses	(19,351,175)	(1,210,871)
Other expenses, net	(5,129,557)	(97,988)
Income tax expense	-	(1,013)
Net loss	$(24,480,848)	$(1,309,872)

Gross margin, operating expenses, other expenses, net and income tax expense are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available for working capital needs and to fund research and development efforts. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the consolidated statements of operations and described within their respective disclosures.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, other than disclosed below or within these consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Exchange Agreements

On January 1, 2026, the Company entered into Exchange Agreements (the “Exchange Agreements”) with certain holders of the Company’s debt (the “Holders”) to exchange approximately $1.75 million in debt for shares (the “Exchange Shares’) of the Company’s common stock (the “Exchange”) (See Note 5). The debt was incurred by the Company’s predecessor, PowerUp pursuant to subscription agreements dated March 4, 2024, and May 9, 2024. The Holders were Sponsors of PowerUp’s initial public offering.

Pursuant to the Exchange Agreements, the Holders may, in their discretion, submit a notice of exchange setting forth the Exchange Amount, the Exchange Shares, and the applicable Exchange Price. Within one business day of receipt of an Exchange Notice, the Company will issue to such Holder the number of Exchange Shares equal to the Exchange Amount divided by the Exchange Price, and such Exchange Amount shall be deducted from the Outstanding Balance. Each Holder may submit up to four (4) Exchange Notices, but each Exchange Notice may not exchange more than thirty percent (30%) of the applicable Holder’s Outstanding Balance.

In addition, upon a financing in excess of $3,000,000 (a “Financing”), the Company may repay part or all of any Holder’s Outstanding Balance. Upon a Financing, a Holder may elect to receive cash proceeds from any Financing in an amount equal to twenty five percent (25%) of such Holder’s Outstanding Balance, to be applied to such Holder’s Outstanding Balance. If a Holder elects to require any part of its Outstanding Balance to be repaid from the proceeds of a Financing, it can elect to receive up to 33.33% of the aggregate proceeds of such Financing.

In January 2026, pursuant to the Exchange Agreements, the Subscription Agreement Loan balances along with applicable interest were converted into 645,755 shares of ordinary stock of the Company after giving effects to the 1-for-40 reverse stock split.

2024 Stock Incentive Plan and Approval of Equity Award Agreements

On January 8, 2026, the Board of Directors (the “Board”) of the Company confirmed certain terms of the 2024 Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders at an extraordinary general meeting of stockholders held on February 4, 2025, by determining the share limit numbers of 4,890,000 to be included in the Plan in accordance with the terms of the Plan and the Proxy Statement for the Meeting (the “Proxy Statement”). The Plan permits the Company to grant various incentive awards to eligible employees, directors, and consultants, with the goal of attracting, retaining and motivating persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and to align their interests and efforts to the long-term interests of the Company’s stockholders.

On January 8, 2026, the Board also approved and adopted forms of award agreements with respect to grants of restricted stock units (“RSUs”) and stock options (“Options”) under the Plan, to be used for grants of equity awards to the Company’s executive officers, directors and other employees (the “Award Agreements”). Each RSU represents the right to receive a share (a “Share”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), upon the RSU becoming vested, subject to continued employment through the applicable vesting date. Each Option represents the right to purchase a Share at a predetermined exercise price, subject to continued employment through the applicable vesting date.

January 2026 Securities Purchase Agreement

On January 26, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain debentures in an aggregate principal amount of $2,173,913 for a subscription price of $2,000,000 (the “Debentures”) with a maturity date of April 23, 2026. The Notes have an 8% original issue discount and do not bear any annual interest. The Debentures are due the sooner of (i) 90 days, or (ii) upon the Company’s receipt of gross proceeds of at least $8,000,000 in any equity or debt financing. The Company shall have the option to prepay this Debenture(s) at any time after the Original Issue Date at an amount equal to the Principal Amount. The Company shall provide Holder(s) with ten (10) Business Days’ prior written notice of intention to satisfy the Debentures, whether at maturity, by prepayment, or in default. The Debentures are not convertible into common stock. In connection with the financing, the Purchasers received an aggregate of 790,000 Shares of the Company’s common stock as incentive shares.

Conversions of Notes and Share Issuances

As disclosed in Note 7, the company converted the remaining $163,817 of convertible notes into 48,755 common stock in January 2026.

The Company issued the additional 6,066 true up commitment fee shares to Arena in January 2026 (See Note 9).

Series A Preferred Stock

Pursuant to the terms of the Securities Purchase Agreement, on February 2, 2026, the Company filed the Certificate of Designation with the Delaware Secretary of State designating, 25,000 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Certificate of Designation.

The following is a summary of the terms of the Preferred Stock:

Conversion. Pursuant to the Certificate of Designation, each share of Preferred Stock, subject to the Stockholder Approval (as defined in the Certificate of Designation), is convertible at the option of the holder into shares of common stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation) for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”). The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of the Nasdaq Stock Market LLC, Rule 5635(d)(1)(A)) (or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of common stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% (the “Maximum Percentage”) of the shares of common stock that would be issued and outstanding following such conversion. An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of common stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s common stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5636(d).

Ranking. The Series A shall rank (i) senior to all of the common stock; (ii) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms senior to any Series A (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Corporation and the rights of the Corporation’s existing and future creditors, upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), each Holder shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value for each share of Series A held by such Holder and an amount equal to any accrued and unpaid dividends thereon, and thereafter the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series A were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock. The Corporation shall mail written notice of any such Liquidation, not less than sixty (60) days prior to the payment date stated therein, to each Holder.

Price Protection. Except for any Exempt Issuance, in the event the Corporation issues or sells any securities including options or convertible securities (or amends any outstanding securities of the Company), at an effective price of, or with an exercise or conversion price of less than the conversion price, then upon such issuance or sale, the conversion price shall be reduced to the lesser of (i) the Floor Price; or (ii) the sale price or the exercise or conversion price of the securities issued or sold. In case any shares of common stock, convertible securities or options are issued in connection with the issue or sale of other securities of the Company, together comprising one integrated transaction, each share of common stock underlying any such convertible securities or options shall be deemed to be one additional share of common stock for the purposes of determining the effective price of the non-Exempt Issuance.

Participation Rights. Subject to certain terms and conditions in the Certificate of Designation, until the six (6) month anniversary of the issuance of the Series A to the Holder, upon any Subsequent Financing, the Holders of the outstanding Series A shall have the right to participate in an amount equal to an aggregate of 30% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

February 2026 Securities Purchase Agreement

On February 6, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), up to 25,000 shares (the “Shares”) of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), which Preferred Stock is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as more fully described in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designation”).

Pursuant to the Certificate of Designation on February 6, 2026, subject to Stockholder Approval (as defined below), each share of Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation) for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”). The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of The Nasdaq Stock Market LLC under Nasdaq Listing Rule 5635(d)(1)(A)) or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% of the shares of Common Stock that would be issued and outstanding following such conversion (the “Maximum Percentage”). An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5636(d) (“Shareholder Approval”).

Pursuant to the Securities Purchase Agreement, the Company closed on an aggregate of 13,750 Shares resulting in gross proceeds of $11,000,000 including the conversion of $943,801 in existing debt into Shares on the same terms, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company.

RBW Capital Partners, LLC acted as placement agent for the Offering. As compensation in connection with the Offering, the Company paid the placement agent a placement agent fee equal to $900,000.

The initial closing of the issuance of Preferred Stock occurred on or February 6, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 13,750 Shares of Preferred Stock for aggregate gross proceeds of $11,000,000, which included $943,801 of debt that converted into Preferred Shares on the same terms. Subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, a second closing may take place, pursuant to which the Company may issue up to 12,500 additional Shares of Preferred Stock for aggregate proceeds not to exceed $10,000,000 (the “Second Closing”). The Second Closing is contingent on the effectiveness of the registration statement to register the shares of Common Stock issuable upon conversion of the Shares and receipt of Shareholder Approval.

In connection with the Offering, the Company will file a proxy statement with the United States Securities and Exchange Commission (the “Commission”) seeking the approval of its stockholders for (i) the transactions contemplated by the Securities Purchase Agreement, (ii) the issuance of the Preferred Stock and the Common Stock issuable upon the conversion of the Preferred Stock, (iii) a reverse stock split of the Company’s Common Stock at a range of one for five (1-for-5) to a maximum of one for five hundred (1-for-500) shares, whether effected in a single transaction or in multiple transactions, and all related amendments to the Company’s certificate of incorporation, and (iv) an amendment to the Company’s certificate of incorporation to effect an increase in the Company’s authorized shares to the extent required to issue the securities. Pursuant to the Securities Purchase Agreement, the Company shall file the proxy statement within ten (10) business days after the initial closing.

In addition, the Company and each Investor entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, within fifteen (15) days following the Initial Closing, the Company shall file a resale registration statement on Form S-1 (or Form S-3 if the Company is S-3 eligible) providing for the resale by the Investors of the Registrable Securities (as defined in the Registration Rights Agreement) and to use its best efforts to cause such resale registration statement to be declared effective by the staff of the Commission within forty five (45) days following the Initial Closing, or within sixty five (65) days in the event of a review by the Commission.

Pursuant to the Securities Purchase Agreement, the Investors have the right to appoint one (1) director to our Board of Directors. The Securities Purchase Agreement and Registration Rights Agreement contain certain representations and warranties, covenants and indemnities customary for similar transactions. The representations, warranties and covenants contained in the Securities Purchase Agreement and Registration Rights Agreement were made solely for the benefit of the parties to the Securities Purchase Agreement and Registration Rights Agreement and may be subject to limitations agreed upon by the contracting parties.

The Company filed the registration statement to issue the shares on February 17, 2026. On February 24, 2026, the SEC notified the Company in writing that there will be no review of the registration statement. The effectiveness of the registration statement is dependent on the filing of this Form 10-K and shareholder’s approval.

Nasdaq Compliance

On February 18, 2026, the Company was notified that it had regained compliance with Listing Rule 5450(b)(2)(A), the “MVLS Rule,” and is in full compliance with the terms set forth in the Panel’s (“Panel”) decision dated December 11, 2025.

