Form 10-K/A
period 2025-12-31
Aspire Biopharma Holdings, Inc.
filed 2026-04-08
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. I on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Aspire Biopharma Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 30, 2026 (the “Original Filing”). This Amendment is being filed:

●	To file the Report of Independent Registered Public Accounting Firm of our predecessor auditor, Bush & Associates CPA LLC (the “Auditor Report”) related to the Company’s financial statements as of and for the year ended December 31, 2024, which was inadvertently omitted in the Original Filing.

This Amendment is being filed solely to file the Auditor Report. No other changes were made to the Original Filing. Further, no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission.

This Amendment includes new certifications by the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2, and the Auditor Consent as Exhibit 23.1.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-35 following Item 16, which comprise a portion of this Report.

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

Aspire Holdings Corp.

Date: April 8, 2026	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ Kraig T. Higginson	Kraig T. Higginson	Chief Executive Officer and Chairman (Principal Executive Officer)	April 8, 2026

/s/ Ernest J Scheidemann	Ernest J. Scheidemann	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2026

/s/ Howard Doss	Howard Doss	Director	April 8, 2026

/s/ Edward Kimball	Edward J. Kimball	Director	April 8, 2026

/s/ Philip Balatsos	Philip Balatsos	Director	April 8, 2026

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

Dallas, Texas
March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aspire Biopharma Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited, before the effects of the retrospective adjustment for the reverse stock split and reverse capitalization discussed in Note 3 and 4 to the consolidated financial statements, the accompanying consolidated balance sheets of Aspire Biopharma Inc. (the “Company”) as of December 31, 2024, and the related statement of income, stockholders’ equity, and cash flow for the year then ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements before the effects of the retrospective adjustment for the reverse stock split and reverse capitalization discussed in Note 3 and 4 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustment for the reverse stock split and reverse capitalization discussed in Note 3 and 4 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor from 2024 through September 22, 2025

Las Vegas, Nevada

March 03, 2025 except for Note 3 and 4 for which the date is April 8, 2026

PCAOB ID Number 6797

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

