Form 10-Q
period 2026-03-31
Aspire Biopharma Holdings, Inc.
filed 2026-05-15
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31. 2026

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

As of May 13, 2026 there were 1,295,234 shares of Common Stock, par value $0.0001 per share and 20,198 warrants, each exercisable for one share of Common Stock issued and outstanding.

ASPIRE BIOPHARMA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial statements (Unaudited)

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,857,024	$1,003,904
Prepaid expenses and other current assets	890,149	55,102
Inventories	369,974	253,160
Total current assets	7,117,147	1,312,166
TOTAL ASSETS	$7,117,147	$1,312,166

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$857,925	$1,014,377
Accrued expenses	441,614	1,008,569
Due to affiliate	353,679	353,679
Notes payable – related party	-	885,564
Promissory note fee – related party	1,000,000	1,000,000
Derivative liability	-	40,954
Loan and transfer notes payable – related party	499,214	499,214
Subscription agreement loans	-	1,500,000
Convertible note	-	1,290,476
Total current liabilities	3,152,432	7,592,833
Forward purchase agreement liability	96,252	95,662
TOTAL LIABILITIES	3,248,684	7,688,495

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.0001 par value,10,000,000 shares authorized; 25,000 designated as Series A convertible preferred stock and none issued or outstanding	-	-
Series A convertible preferred stock, 25,000 shares as designated, $0.0001 par value; 13,750 and 0 shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	1	-
Common stock; $0.0001 par value; 490,000,000 shares authorized; 167,470 and 117,780 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	17	12
Additional paid-in capital	34,349,418	20,881,740
Accumulated deficit	(30,480,973)	(27,258,081)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,868,463	(6,376,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,117,147	$1,312,166

The Company’s common stock shares issued and outstanding, common stock and additional paid-in capital as of December 31, 2025 and March 31, 2026 have been retroactively restated for the reverse stock splits as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Net revenue	$28,353	$-
Cost of revenue	22,603	-
Gross margin	5,750	-

OPERATING EXPENSES
General and administrative (including stock based compensation of $13,406 and $14,131,250, respectively)	1,020,457	15,073,548
Research and development	296,723	263,093
Sales and marketing	334,739	219,839
Total operating expenses	1,651,919	15,556,480
Loss from operations	(1,646,169)	(15,556,480)
Other income (expense):
Interest income	5,009	-
Interest expense	(1,595,315)	(289,931)
Change in fair value of derivative liabilities and convertible notes	251,807	(94,917)
Loss on extinguishment of debt	(238,224)	-
Total other expense, net	(1,576,723)	(384,848)
Loss before provision for income taxes	(3,222,892)	(15,941,328)
Income tax expense	-	-
Net loss	$(3,222,892)	$(15,941,328)

Weighted average shares outstanding of Common Stock	156,685	31,575
Basic and diluted net loss per share of Common Stock	$(20.57)	$(504.88)

The Company’s weighted average shares outstanding of common stock and loss per share for the three months ended March 31, 2025 and 2026 have been retroactively restated for the reverse stock splits as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2026	117,780	$12	-	$-	$20,881,740	$(27,258,081)	$(6,376,329)
Issuance of Series A Convertible Preferred Stock	-	-	12,776	1	8,951,118	-	8,951,119
Conversion of convertible notes to Series A Convertible Preferred Stock	-	-	944	-	943,801	-	943,801
Conversion of convertible Notes	1,625	-	-	-	163,817	-	163,817
Issuance of incentive shares pursuant to the January 2026 Share Purchase Agreement	26,333	3	-	-	1,390,397	-	1,390,400
Issuance of commitment fee shares under ELOC agreement	207	-	-	-	13,406	-	13,406
Issuance of shares pursuant to debt exchange agreements	21,525	2	-	-	2,005,139	-	2,005,141
Net loss	-	-	-	-	-	(3,222,892)	(3,222,892)
Balance – March 31, 2026	167,470	$17	13,750	$1	$34,349,418	$(30,480,973)	$3,868,463

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2025 (Restated)	23,001	2	1,237,143	(2,777,233)	(1,540,088)
Conversion of warrants	4,780	1	(1)	-	-
Issuance of shares in Business Combination	6,048	1	(4,602,577)	-	(4,602,576)
Issuance of shares under working capital loans and non redemption agreements	4,614	1	(1)	-	-
Issuance of commitment fee shares under ELOC agreement	922	(1)	1	-	-
Stock based compensation	1,385	-	14,131,250	-	14,131,250
Net loss	-	-	-	(15,941,328)	(15,941,328)
Balance – March 31, 2025	40,750	$4	$10,765,815	$(18,718,561)	$(7,952,742)

The Company’s common stock issued and outstanding, common stock and additional paid-in capital for the three months ended March 31, 2025 and 2026 have been retroactively restated for the reverse stock splits as described in Note 2 of the accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,222,892)	$(15,941,328)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of debt discount	1,583,890	-
Loss on extinguishment of debt	238,224	-
Interest expense	-	289,931
Change in fair value of derivative liabilities and convertible notes	(251,807)	94,917
Interest capitalized	9,008	-
Stock based compensation	13,406	14,131,250
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(835,047)	(389,615)
Inventories	(116,814)	-
Accounts payable	(139,535)	1,121,806
Accrued expenses	(316,955)	80,457
Due from related party	-	(1,027,920)
Other current liabilities	-	(111,026)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,038,522)	(1,751,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Series A convertible preferred stock	8,951,119	-
Proceeds from recapitalization	-	265,828
Proceeds from issuance of convertible notes	-	3,000,000
Proceeds from debenture	2,000,000	-
Repayment of debenture	(2,173,913)	-
Proceeds from notes payable - related party	-	50,000
Repayment of notes payable – related party	(885,564)	(221,390)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,891,642	3,094,438

NET CHANGE IN CASH	4,853,120	1,342,910
CASH, BEGINNING OF THE YEAR	1,003,904	3,633
CASH, END OF THE QUARTER	$5,857,024	$1,346,543

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes	$163,817	$-
Issuance of incentive shares pursuant to the January 2026 Share Purchase Agreement	$1,390,400	$-
Issuance of shares pursuant to debt exchange agreements	$2,005,141	$-
Conversion of convertible note to Series A convertible preferred stock	$943,801	$-
Accounts payable and other liabilities combined, net	$-	$1,577,057
Promissory note fee - related party, combined	$-	$1,000,000
Subscription agreement loans combined	$-	$1,828,098
Loan and transfer note payable combined	$-	$499,214
Forward purchase agreement liability combined	$-	$49,034

Supplemental cashflow information:
Interest paid	$-	$-

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

On February 17, 2025 (the “Closing Date”), the Company consummated the reverse recapitalization transaction (the “Reverse Recapitalization”) pursuant to the terms of the Aspire Merger Agreement. In connection with the consummation of the Reverse Recapitalization, the Company changed its name from PowerUp Acquisition Corp. to “Aspire Biopharma Holdings, Inc.” (See Note 2 - Recapitalization).

The Company has two wholly-owned subsidiaries, Aspire Biopharma Inc., a Delaware corporation, formed on October 8, 2021, and Buzz Bomb Caffeine Co. LC, a Utah corporation, formed on May 5, 2025.

The Company’s primary sources of liquidity have been cash from financing activities. For the three months ended March 31, 2026, net loss was $3,222,892. The Company had an accumulated deficit of $30,480,973 as of March 31, 2026. As of March 31, 2026, working capital was $3,964,715 and cash was $5,857,024. In February 2025, the Company received proceeds of approximately $265,827 as a result of the Reverse Recapitalization. Immediately after the consummation of the Reverse Recapitalization, the Company received $3,000,000 from the issuance of convertible notes and an additional net cash proceeds of $2,661,459 after partial repayment of the convertible notes and deal costs pursuant to the August 19, 2025 Securities Purchase Agreement. In February 2026, the Company entered into a Securities Purchase Agreement (See Note 8) pursuant to which it received net payout of approximately $6,777,206 after repayment of the remaining convertible notes and deal costs under the first tranche for purchases of convertible preferred stock. The Company also entered into an ELOC agreement in November 2025, pursuant to which it can sell up to $100 million in common stock over 24 months. In April 2026, the Company closed the final tranche of the Securities Purchase Agreement (See Note 12) and received an additional $9,000,000 after payment of applicable fees. Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of these unaudited condensed consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) issued by the Financial Accounting Standard Board (“FASB”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) and expressed in U.S. dollars.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

On January 16, 2026, the Company effected a 1-for-40 reverse stock split with respect to the common stock (the “Reverse Split”). All share and per share information in these unaudited condensed consolidated financial statements given effect to this reverse stock split, including restating prior period reported amounts.

On May 11, 2026, the Company effected a 1-for-30 reverse stock split with respect to the common stock (the “Second Reverse Split”) (collectively with the Reverse Split, the “Reverse Splits”). All share and per share information in these unaudited condensed consolidated financial statements gives effect to the Reverse Splits, including restating prior-period amounts.

The Reverse Splits had no effect on the Company’s authorized number of shares of common stock, the par value of common stock, the warrants outstanding, total assets, total liabilities, or stockholders’ equity (deficit). The Company restated the common stock outstanding (shares and amount) and additional paid-in capital (“APIC”) to reflect the number of shares outstanding after the Reverse Splits.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102 (b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company’s unaudited condensed consolidated financial statements may not be comparable to another public entity because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates included in these financial statements are the determination of the fair value of the subscription agreements, convertible notes and the securities purchase agreement liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Segment Information

ASC 280, Segment Reporting (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment. The CODM assesses performance for the single reportable segment and decides how to allocate resources based on operating expenses that also is reported on the statements of operations. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in operating expenses and cash.

Gross margin, operating expenses, inclusive of general and administrative costs, research and development costs and sales and marketing costs, other expenses, net and income tax expense, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, the Company had $3,537,854 and $550,130, respectively in deposits in U.S banks in excess of the FDIC limit. Deposits are maintained with high-quality financial institutions that management believes are creditworthy.

As of and for the year ended March 31, 2026, no single customer accounted for 10% or more of the company’s total revenue or accounts receivable. The company’s customers are spread across various industries and geographic locations, and management believes that no significant concentration of credit risk exists.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2026 and December 31, 2025 the cash equivalents were $1,826,743 and $0, respectively.

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

The carrying amounts of certain financial instruments, such as accounts payable and accrued expenses, approximate fair value due to their relatively short maturities. The fair value of debt instruments for which the Company has the fair value option of accounting is based on the present value of expected future cash flows and assumptions about the then-current market interest rates as of the reporting period and the creditworthiness of the Company. If the Company did not elect the fair value option of accounting for a debt, the debt is carried on the unaudited condensed consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums.

Inventories

Inventories consisting of finished goods are stated at the lower of cost or market value with cost determined by the first-in, first-out (FIFO) method of accounting for inventory. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company provides impairment that is charged directly to cost of revenue when it has been determined the product is obsolete, spoiled, and the Company will not be able to sell it at a normal profit above its carrying cost. There were no impairment charges during the three months ended March 31, 2026 and 2025, and there were no allowances or reserves reducing the cost basis of inventories as of March 31, 2026 and December 31, 2025.

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

The Company files income tax returns with the United States and the state of Utah. Examinations by the United States and state tax authorities may include questioning the timing and amount of deductions, the nexus of income among various state and local tax jurisdictions and compliance with federal and state tax laws. As of March 31, 2026, the 2025 inception year is subject to examination for U.S. federal and state purposes.

In July 2025, the One Big Beautiful Bill Act (Public Law 119-21) was enacted. The Company recognized the income tax effects of the legislation in the period of enactment in accordance with ASC 740. The legislation did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026. The Company will continue to evaluate the impact of the legislation on future periods.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained based on its technical merits and upon examination by taxing authorities. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company did not recognize interest or penalties on its unaudited condensed consolidated statements of operations during the three months ended March 31, 2026 and 2025.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ equity (deficit) in its consolidated balance sheets. In order for a warrant to be classified in stockholders’ equity (deficit), the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the unaudited condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the unaudited condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Recently Issued Accounting Pronouncements

On November 4, 2024 the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosure (DISE), requiring additional disclosure of the nature of expenses included in the unaudited condensed consolidated statements of operations. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the statements of operations as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU.

NOTE 3. RECAPITALIZATION

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

Cash-trust and cash, net of redemptions	$811,370
Less: transaction costs, paid	(545,543)
Net proceeds from the Reverse Acquisition	265,827

Less: accounts payable, accrued liabilities and other current liabilities combined	(1,577,057)
Less: Promissory note fee – related party combined	(1,000,000)
Less: Subscription agreement loans combined	(1,828,098)
Less: Loan and transfer note payable combined	(499,214)
Less: Forward purchase agreement liability combined	(49,034)

Add: other assets, net	85,000
Reverse recapitalization, net	$(4,602,576)

The number of shares of common stock issued immediately following the consummation of the Reverse Recapitalization were:

PowerUp Class A common stock, outstanding prior to the Reverse Acquisition	7,765,144
Less: Redemption of PowerUp Class A common stock	(507,631)
Class A common stock of PowerUp	7,257,513
PowerUp Class B common stock, outstanding prior to the Reverse Acquisition	—
Reverse Acquisition Class A common stock, before giving effect to the Reverse Splits as described in Note 2	7,257,513
Reverse Acquisition Class A common stock, after giving effect to the Reverse Splits as described in Note 2	6,048
Issuance of shares related working capital agreements	3,125
Aspire Biopharma, Inc Shares	29,167
Common Stock immediately after the Reverse Acquisition, after giving effect to the Reverse Splits as described in Note 2	38,340

The number of Aspire Biopharma, Inc. shares was determined as follows after giving effect to the Reverse Split described in Note 2:

	Aspire Biopharma, Inc Shares	Aspire’s Shares after conversion ratio
Common Stock issued to existing Aspire Biopharma, Inc Shareholders	443,185	$27,782
Common Stock obligation shares issued	—	1,385
Number of Shares	443,185	$29,167

Public and private placement warrants

The 11,999 Public Warrants issued at the time of the PowerUp’s initial public offering, and 8,199 warrants, after giving effect to the Reverse Splits as described in Note 2, issued in connection with private placement at the time of the PowerUp’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (See Note 10 - Fair Value Measurements).

NOTE 4. RELATED PARTY TRANSACTIONS

Loan and transfer agreements

In order to finance transaction costs in connection with the Reverse Recapitalization, the New Sponsor or an affiliate of the New Sponsor, or certain affiliates of PowerUp loaned monies for working capital purposes (“Working Capital Loans”) by entering into several Loan and Transfer Agreements.

On February 17, 2025, the Company assumed $250,000 of liabilities related to the December 21, 2023 Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”). As of March 31, 2026 and December 31, 2025, there was $250,000 in borrowings outstanding under the agreement and included in loan and transfer notes payable-related on the accompanying unaudited condensed consolidated balance sheets.

On February 17, 2025, the Company assumed $50,000 of liabilities related to the January 9, 2024 Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee”). As of March 31, 2026 and December 31, 2025, there was $50,000 in borrowings outstanding under the agreement and included in loan and transfer notes payable-related party on the accompanying unaudited condensed consolidated balance sheets.

On February 17, 2025, the Company assumed $149,214 of liabilities related to the January 10, 2024 Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”). As of March 31, 2026 and December 31, 2025, there was $149,214 in borrowings outstanding under the agreement and included in loan and transfer notes payable-related party on the accompanying unaudited condensed consolidated balance sheets.

On February 17, 2025, the Company assumed $50,000 of liabilities related to the December 3, 2024 Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee 2”). As of March 31, 2026 and December 31, 2025, there was $50,000 in borrowings outstanding under the agreement and included in loan and transfer notes payable-related party on the accompanying unaudited condensed consolidated balance sheets.

As stated in note 13, pursuant to the exchange agreements in April 2026, the Loan and Transfer Agreements balances along with applicable interest and fees were repaid.

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

PowerUp accounted for the First and Second Subscription Agreements under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Investor have been recorded using the relative fair value method of accounting under ASC 470, Debt (“ASC 470”). Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the unaudited condensed consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model. At the close of the Reverse Recapitalization, 1,458 of commitment fee shares, after giving effect to the Reverse Splits as described in Note 2, owing to the Investors under these agreements were transferred by affiliates to the Investors.

On February 17, 2025, the Company assumed $1,500,000 of debt under the First Subscription and Second Subscription Agreements. For the three months ended March 31, 2026, the Company incurred $250,000 in interest expense on the Subscription Agreements which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet. The Subscription Agreement Loans along with applicable interest and fees were converted into common stock of the company in January 2026 (See Note 4). At March 31, 2026 and December 31, 2025, $0 and $1,500,000, respectively, owing under these agreements is included in subscription agreement loan balance on the unaudited condensed consolidated balance sheets.

Due to affiliate

On February 17, 2025, the Company assumed $353,679 of liabilities due to the Sponsor of PowerUp related to administrative services fees and a residual balance due from initial public offering (“IPO”) proceeds. As of March 31, 2026 and December 31, 2025, the balance of $353,679 is recorded within due to affiliate on the unaudited condensed consolidated balance sheets.

Promissory Note Fee – related party

On October 2, 2024, after Aspire and PowerUP had signed their BCA in August 2024, PowerUp entered into a Promissory Note Fee Agreement with the Sponsor Srirama Associates LLC (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, 10 months after the fact, PowerUp and the Sponsor “agreed” (with the note signed for both parties by Suren Ajjarapu) that the Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that the Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the proposed merger with previous target, Visiox. As consideration for the foregoing, PowerUp “agreed” (10 months later) to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a merger with Aspire. As of March 31, 2026 and December 31, 2025, the Modified Promissory Note Fee remains outstanding on the Company’s books and was included in promissory note fee – related party on the unaudited condensed consolidated balance sheets. Currently, Aspire and Srirama are litigating the enforceability of the Promissory Note Fee Agreement.

Notes payable – related party

During the years 2024 and 2023, Aspire Biopharma, Inc incurred expenses and costs related to officer and director compensation, rental of office space, reimbursable expenses paid by affiliates and non-interest bearing working capital loans. On September 27, 2024, to formalize the related party working capital advances, Aspire Biopharma, Inc issued three nonconvertible 20% original issues discount (“OID”) notes payable to related parties for a total face value of $1,066,391. The notes were due the earlier of June 27, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The notes do not bear interest but have a 5% exit fee payable on maturity or repayment. The notes had original issuance discounts totaling $213,278 and are unsecured. Pursuant to the February 18, 2025 subordination agreement between two note holders and Cobra, payments will not be made on the matured notes until full payment of the Cobra obligation (See Note 5 - Convertible Notes). The balance of $591,692 on the notes was repaid during the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, total amortized debt discount of $0 and $74,226, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

On December 31, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $279,878. The note is due the earlier of September 30, 2025 (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $46,646 and was unsecured. The balance of $293,872 on the notes was repaid during the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, total amortized debt discount of $0 and $11,620, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

The following table reflects the outstanding balances of the notes at March 31, 2026 and December 31, 2025.

Issuance date	March 31, 2026	December 31, 2025
September 27, 2024	$-	$591,692
December 31, 2024	-	293,872
Total	$-	$885,564

At March 31, 2026 and December 31, 2025, total balance of $0 and $885,564 inclusive of unamortized debt discount of $0 is included in Notes payable – related party on the accompanying unaudited condensed consolidated balance sheets.

NOTE 5. CONVERTIBLE NOTES

Securities Purchase Agreement

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, an entity controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued 20% original issue discount senior secured convertible debentures (“February 2025 Convertible Debentures”) in an aggregate principal amount of $3,750,000 which includes a 20% OID. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures), provided that no conversion may be at a price per share less than the floor price of $4.00 per share. At the close of the Reverse Recapitalization, 1,755 of commitment fee shares, after giving effects to the Reverse Splits as described in Note 2, owing to the Investors under these agreements were transferred by affiliates to the Investors.

The Company analyzed for the Securities Purchase Agreement under ASC 480 and ASC 815 and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary. As a result, all debt proceeds received have been recorded using the fair value method of accounting under ASC 825, Fair Value Measurement (“ASC 825”). Pursuant to ASC 825, the Company recorded the fair value of the subscription liability on the unaudited condensed consolidated balance sheet using the fair value method. The initial fair value of the subscription liability at issuance was estimated using a Monte Carlo Model. In August and September 2025, the Company repaid a total of $3,032,645 of the February 2025 Convertible Debentures. For the three months ended March 31, 2026 and 2025, change in fair value of $211,443 and $88,816, respectively, was included as an income in change in fair value of derivative liabilities and convertible notes on the unaudited condensed consolidated statements of operations. In January 2026, the remaining balance of $943,801 was repaid. At March 31, 2026 and December 31, 2025, the fair value of $0 and $1,146,236, respectively, of the Securities Purchase Agreement is included in Convertible Notes on the accompanying unaudited condensed consolidated balance sheets.

August 2025 Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “August Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The August 2025 Notes have a 20% OID of $1,937,500 which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate except for instances of default. Of the $7,750,000 total funding (before transaction expenses and debt repayments) under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The August 2025 Notes are convertible into up to an aggregate of 122,648 shares of common stock after giving effects to the Reverse Splits as described in Note 2 (the “Conversion Shares”) subject to certain conditions.

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

During the year ended December 31, 2025, a total value of $9,523,683 of Convertible Notes were converted into 73,998 shares of common stock of the Company after giving effects to the Reverse Splits as described in Note 2. The remaining debt of $163,817 was converted into 1,625 shares of common stock in January 2026 after giving effects to the Reverse Splits as described in Note 2. At March 31, 2026 and December 31, 2025, the balance of the August 2025 Notes, net of unamortized debt discount of $0 and $144,240, respectively, is included in convertible notes on the unaudited condensed consolidated balance sheets.

January 2026 Securities Purchase Agreement

On January 26, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain debentures in an aggregate principal amount of $2,173,913 for a subscription price of $2,000,000 (the “Debentures”) with a maturity date of April 23, 2026. The Notes have an 8% original issue discount and did bear any annual interest. The Debentures are due the sooner of (i) 90 days, or (ii) upon the Company’s receipt of gross proceeds of at least $8,000,000 in any equity or debt financing. The Company had the option to prepay this Debenture(s) at any time after the Original Issue Date at an amount equal to the Principal Amount. The Company shall provide Holder(s) with ten (10) Business Days’ prior written notice of intention to satisfy the Debentures, whether at maturity, by prepayment, or in default. The Debentures are not convertible. In connection with the financing, the Purchasers received an aggregate of 26,333 shares of the Company’s common stock as incentive shares, after giving effects to the Reverse Splits as described in Note 2. The Debentures were repaid in February 2026. For the three months ended March 31, 2026, total amortized debt discounts of $173,913 was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

NOTE 6. REVENUES

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

The performance obligation is considered to be fulfilled upon the shipment of the products. At each reporting period, any invoiced sales that have not yet shipped is recorded as deferred revenue. As of March 31, 2026 and December 31, 2025, there was no deferred revenue.

The following tables represent net sales disaggregated by revenue source:

For the Three Months Ended
March 31, 2026
Nutraceutical products	$28,353
Total revenues	$28,353

The following tables represent net sales disaggregated by geography, based on the customers’ billing addresses.

For the Three Months Ended
March 31, 2026
United States	$27,144
Canada	480
Others	729
Total revenues	$28,353

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2022. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On May 13, 2025, the Company filed a Registration Statement on Form S-1 to register 2,441 of the outstanding 8,199 Private Placement Warrants, after giving effects to the Reverse Splits as described in Note 2. The Registration Statement was declared effective on May 30, 2025.

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

The Company issued 2,510 shares of common stock after giving effects to the Reverse Splits as described in Note 2 to Arena in November and December 2025 and an additional 202 true up shares in January 2026, after giving effects to the Reverse Splits as described in Note 2, representing payment of the commitment fee shares. For the three months ended March 31, 2026 and 2025, change in fair value of $590 and $0, respectively, was included as an expense in change in fair value of derivative liabilities and convertible notes on the unaudited condensed consolidated statement of operations. At March 31, 2026 and December 31, 2025, the fair value of the forward purchase agreement liability related to the Second ELOC Agreement is $96,252 and $95,662, respectively and included in forward purchase agreement liability on the accompanying unaudited condensed consolidated balance sheets. There were no issuances under the Second ELOC Agreement as of March 31, 2026.

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

The purchase price for the Acquired Assets (as defined in the APA) was $3,628,325 plus interest thereon, to be paid to the SEC on behalf of Instaprin in satisfaction of the SEC’s judgment against Instaprin and its former CEO, from sales of the product, as follows: 20% from the first $5,000,000 of sales and 10% from sales thereafter until the entire contingent purchase price obligation is satisfied. Additionally, ten percent (10%) of the Company’s equity was to be delivered at Closing, in proportion to their equity holdings in the Company, to be issued to a Trustee for the former Instaprin Shareholders, along with an additional ten percent (10%) of the Company’s equity to be issued to Instaprin’s service providers, pursuant to a stock incentive plan to be adopted. As of March 31, 2026, the Company has not recorded the assets from the APA due to the contingent nature of the transaction and the Company has not yet adopted a stock incentive plan.

NOTE 8. SECURITIES PURCHASE AGREEMENT

Series A Preferred Stock Issuance

Pursuant to the terms of the February 2026 Securities Purchase Agreement described below, on February 2, 2026, the Company filed the certificate of designation (the “Certificate of designation”) with The Delaware Secretary of State designating, 25,000 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. At the close of the first tranche, the company recorded $9,894,920 as Series A preferred stock, representing total issuance of $13,749,980 net of related costs of $3,855,060. On February 6, 2026, 13,750 shares of Series A Preferred Stock were issued at the close of the first tranche.

On April 13, 2026, the Company filed the further amendment to the Certificate of designation with the Delaware Secretary of State designating, 30,000 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. On April 15, 2026, 12,500 additional shares were issued at the close of tranche 2 of the February 2026 Securities Purchase Agreement and the Company recorded $9,000,000 as Series A preferred stock, representing total issuance of $10,000,000 net of related costs of $1,000,000. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Certificate of Designation.

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

Price Protection

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

Participation Rights

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

Pursuant to the Certificate of Designation on February 6, 2025, subject to Stockholder Approval (as defined below), each share of Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation) for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”). The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of The Nasdaq Stock Market LLC under Nasdaq Listing Rule 5635(d)(1)(A)) or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

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

The initial closing of the issuance of Preferred Stock occurred on February 6, 2025 (the “Initial Closing”). At the Initial Closing, the Company issued 13,750 shares of Preferred Stock for aggregate gross proceeds of $11,000,000, which included $943,801 of debt that converted into Preferred Shares on the same terms. RBW Capital Partners, LLC acted as placement agent for the Offering. As compensation in connection with the Offering, the Company paid the placement agent a placement agent fee and other fees in the amount of $1,105,000.

On April 13, 2026, the Company issued a certificate of amendment to the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Amendment”). Pursuant to the Certificate of Amendment, the Company amended certain provisions of the Certificate of Designation, including clarifying and restating provisions relating to the designation and number of shares of Series A Convertible Preferred Stock. As amended, the Company has designated 30,000 shares of Series A Convertible Preferred Stock, each with a par value of $0.0001 and a stated value of $1,000 per share.

On April 15, 2026, the Company issued an additional 12,500 shares of Preferred Stock for aggregate proceeds of $10,000,000 (the “Second Closing”) following effectiveness of the registration statement on April 14, 2026 and shareholder’s approval on April 10, 2026.

In connection with the Offering, the Company filed a proxy statement with the United States Securities and Exchange Commission (the “Commission”) seeking the approval of its stockholders for (i) the transactions contemplated by the Securities Purchase Agreement, (ii) the issuance of the Preferred Stock and the Common Stock issuable upon the conversion of the Preferred Stock, (iii) a reverse stock split of the Company’s Common Stock at a range of one for five (1-for-5) to a maximum of one for five hundred (1-for-500) shares, whether effected in a single transaction or in multiple transactions, and all related amendments to the Company’s certificate of incorporation, and (iv) an amendment to the Company’s certificate of incorporation to effect an increase in the Company’s authorized shares to the extent required to issue the securities. The Company filed the registration statement to issue the shares on February 17, 2026. On February 24, 2026, the SEC notified the Company in writing that there will be no review of the registration statement.

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

NOTE 9. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2026 and December 31, 2025, 25,000 were designated as Series A convertible preferred stock.

Series A Preferred Stock—The Company is authorized to issue 25,000 shares of series A preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2026 and December 31, 2025, there were 13,750 and 0 shares of Series A Preferred Stock issued or outstanding, respectively.

Common Stock— The Company is authorized to issue 490,000,000 shares of Common Stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 167,470 and 117,780 shares of common stock issued and outstanding, respectively, after giving effects to the Reverse Splits as described in Note 2.

PowerUp Warrants

As part of the PowerUp IPO, PowerUp issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $460 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, PowerUp completed the private sale of 8,199 warrants (the “Private Placement Warrants”), after giving effect to the Reverse Stock Splits, where each warrant allows the holder to purchase one fortieth share of the Company’s Common Stock at $460 per share, after giving effect to the Reverse Splits as described in Note 2. At March 31, 2026, there are 11,999 Public Warrants after giving effects to the Reverse Splits as described in Note 2 and 8,199 Private Placement Warrants outstanding after giving effects to the Reverse Splits as described in Note 2.

At December 31, 2025, there are 14,374,969 Public Warrants and 9,763,333 Private Placement Warrants outstanding.

The Public Warrants became exercisable commencing 30 days after the consummation of the Reverse Recapitalization.

Once the warrants became exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $16 per warrant;
●	upon not less than 30 days’ prior written notice of redemption, to each warrant holder; and
●	if, and only if, the reported last sale price of the Company’s Common Stock equals or exceeds $720 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

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

Stock based compensation

On February 29, 2024, Aspire Biopharma, Inc entered into a Corporate advisory agreement with an advisory firm, pursuant to which the advisory firm will receive 6% of the amount shares outstanding after the close of the Reverse Recapitalization as compensation for advisory services to support the Company’s efforts related to the Reverse Recapitalization. On January 3, 2025, the agreed upon compensation was reduced to 4.75% of the amount of shares outstanding after the close of the Reverse Recapitalization. In February 2025, 1,385 shares of the 29,167 Reverse Recapitalization shares after giving effects to the Reverse Splits as described in Note 2 were issued to the affiliated company under this agreement. The issuance of these shares to the service advisors is subject to ASC 718. Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The shares were granted subject to a performance condition (i.e., the occurrence of a Reverse Recapitalization). Stock-based compensation of $0 and $14,131,250 was recognized in general and administrative expenses upon consummation of the Reverse Recapitalization for the three months ended March 31, 2026 and 2025, respectively, based on the grant date fair value per share. The fair value was determined by applying a 15% discount for lack of marketability to the market price of the shares on date of grant.

Aspire Biopharma warrants

During the year ended December 31, 2024, Aspire Biopharma, Inc issued 44,000,000 warrants at a per share price of $0.40. As of December 31, 2024, there were 91,500,000 warrants outstanding and all were fully vested. On January 21, 2025, the 91,500,000 warrants were converted into 91,500,000 shares of Aspire Biopharma Inc. common stock, which, on the Reverse Recapitalization date, were subsequently converted into 4,780 shares of common stock of the Company after giving effects to the Reverse Splits as described in Note 2.

Other Share issuances

As stated in Note 5, on April 28, 2025, in connection with the Settlement Agreement, the Company issued 521 shares of common stock after giving effects to the Reverse Splits as described in Note 2 to Blackstone Capital Advisors, Inc. or its designees.

During the year ended December 31, 2025, a total value of $9,523,683 of Convertible Notes were converted into 73,998 shares of common stock of the Company after giving effects to the Reverse Splits as described in Note 2. The remaining debt of $163,817 was converted into 1,625 shares of common stock in January 2026 after giving effects to the Second Reverse Split as described in Note 2.

As stated in Note 9, In January 2026, the Company issued 202 true up shares to Arena after giving effects to the Second Reverse Split as described in Note 2.

As stated in Note 10, The Company issued 26,333 shares of common stock as incentive to the Investors for entering into the January 2026 Share Purchase Agreement after giving effects to the Second Reverse Splits as described in Note 2.

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

In January 2026, pursuant to the Exchange Agreements, the Subscription Agreement Loan balances along with applicable interest were converted into 21,525 shares of ordinary stock of the Company after giving effect to the Reverse Splits as described in Note 2.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2026		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Forward Purchase Agreement liabilities	3	$—	$—	$96,252

December 31, 2025		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible Notes	3	$—	—	$1,146,236
Forward Purchase Agreement liabilities	3	—	—	95,662
Derivative liability	3	—	—	40,954

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

The key inputs of the models used to value the Company’s February 2025 Convertible Debentures as of December 31, 2025 were:

Inputs	December 31, 2025
Term Remaining - Years	0.13
Share Price	$0.13
Debt Rate	12.49%

The change in the fair value of the convertible notes measured using Level 3 inputs is summarized as follow:

February 2025 Notes
Balance, December 31, 2025	$1,146,236
Change in fair value	(211,444)
Repayment of Note	(934,792)
Balance, March 31, 2026	$-

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

The key inputs of the models used to value the forward purchase agreement liabilities as of March 31, 2026 and December 31, 2025 were:

Inputs	March 31, 2026	December 31, 2025
Share Price	$1.03	$5.28
Risk Free Rate	3.70% - 3.80%	3.48% - 3.59%
Likelihood of a call	10% -20%	10% -20%

The change in the fair value of the forward purchase agreement liabilities measured using Level 3 inputs is summarized as follows:

Forward purchase agreement liability at December 31, 2025	$95,662
Change in fair value	590
Forward purchase agreement liability at March 31, 2026	$96,252

Derivative liability

As discussed in Note 7 - Convertible Notes, the Company accounted for the August 2025 Notes under ASC 470 and ASC 815 and concluded that bifurcation of multiple embedded features was necessary under ASC 815-15-25-1. As a result, the Company separately accounted for as a single compound derivative. The initial fair value of the derivative liability at issuance was $4,101,583 and estimated using a Monte Carlo Model. In January 2026, the remaining balance of $163,817 of the convertible notes was converted into 1,625 shares of common stock after giving effects to the Reverse Splits as described in Note 2. For the three months ended March 31, 2026, change in fair value of the derivative liability of $40,954 was recorded as an income on the unaudited condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, the fair value of the derivative of $0 and $40,954, respectively, was included in derivative liability on the accompanying unaudited condensed unaudited condensed consolidated balance sheet.

The change in the fair value of the derivative liability measured using Level 3 inputs is summarized as follows

Derivative liability at December 31, 2025	$40,954
Change in fair value	(40,954)
Derivative liability at March 31, 2026	$-

The key inputs of the models used to value the Company’s derivative liability as of December 31, 2025 were:

Inputs	December 31, 2025
Term Remaining - Years	0.14 - 0.39
Share Price	$0.10- $0.42
Risk Free Rate	3.52% - 3.92%

NOTE 11. SEGMENT INFORMATION

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss, which include the following:

	For the Three Months Ended March 31,
	2026	2025
Gross margin	$5,750	$-
Operating expenses	(1,651,919)	(15,556,480)
Other expenses, net	(1,576,723)	(384,848)
Net loss	$(3,222,892)	$(15,941,328)

Gross margin, operating expenses, other expenses, net and income tax expense are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available for working capital needs and to fund research and development efforts. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than disclosed below or within these unaudited condensed consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Second Closing of Preferred Stock

On April 15, 2026, a second closing was completed, pursuant to which the Company issued an additional 12,500 Shares of Preferred Stock for aggregate proceeds of $10,000,000 (the “Second Closing”). The Company’s registration statement to register the shares of Common Stock issuable upon the conversion of the Shares was deemed effective on April 14, 2026, and the Company’s shareholders approved the issuance of the additional conversion Shares on April 10, 2026.

Conversion of Preferred Stock and Effects of Stockholders’ Equity

As of the date of this report, holders of the Preferred Stock have converted 9,200 Preferred Stock into 33,674,288 shares of common stock.

Proposed Acquisition

LOI: On April 15, 2026, the Company announced that it has entered into a non-binding letter of intent (the “LOI”) for the acquisition (the “Acquisition”) of 100% of the Driver Controls Systems business unit (“DCS”) of Firefish Topco, LLC (“FTLLC”), from the shareholders of FTLLC (the “Sellers”), pursuant to which the Company intends to acquire 100% of the equity, assets and liabilities (subject to certain agreed exclusions) of the subsidiaries constituting the operations of DCS through a combination of stock and asset transactions, to be mutually agreed upon between the parties.

Upon completion of the Acquisition, the Company plans to engage Lakewood & Company, LLC to provide management services for the operation of DCS. Lakewood’s principals have more than 100 years of experience in the automotive industry.

Purchase Price and Consideration: The LOI provides for an enterprise valuation of $30 million on a cash-free, debt-free basis (the “Purchase Price”), payable in cash at closing, subject to certain customary adjustments, including adjustments for (i) accrued income taxes (net of receivables) and (ii) funded indebtedness. The Purchase Price is not subject to a working capital adjustment so long as the business is operated in the ordinary course consistent with past practice. The Company does not anticipate procuring any new equity raise to consummate the purchase.

Break-Up Fees: The LOI provides for break-up fees of $3.5 million payable by the Company or Sellers, respectively, under certain circumstances, including a failure to proceed in good faith or to consummate the closing when required. Such fees are subject to customary exceptions, including the failure of closing conditions, a material breach by the counterparty, or the exercise of specified termination rights.

Exclusivity and Confidentiality: The Sellers have agreed to a “no-shop” provision for an initial period of 30 days (subject to a potential extension), during which they may not solicit or engage in alternative acquisition proposals, subject to limited exceptions. The parties have also agreed to customary confidentiality restrictions.

Non-Binding Nature: Except for certain provisions, including those relating to exclusivity, confidentiality, expenses, and (following public disclosure) break-up fees, the LOI is non-binding and does not obligate the parties to consummate the Acquisition. The completion of the Acquisition remains subject to the negotiation and execution of a definitive Purchase Agreement and satisfaction of the conditions set forth therein. Engagement of Lakewood & Company remains subject both to completion of the Acquisition and to the negotiation and execution of a definitive management agreement and satisfaction of the conditions set forth therein.

Commitment Letter for Credit Facility

The Company entered into a commitment letter with a national financial institution providing for a senior secured credit facility of Aspire in an aggregate principal amount of up $22,500,000 (the “Aspire Credit Facility”). Aspire intends to use the proceeds of the Aspire Credit Facility, if consummated, to finance the acquisition of 100% of DCS. The Company does not anticipate procuring any new equity raise to consummate the purchase.

The Aspire Credit Facility is expected to consist of a senior secured five-year term loan, at an interest rate equal to 325 basis points above the one-month term Secured Overnight Financing Rate. The final terms of the Aspire Credit Facility, including the senior secured term loan, will be subject to execution of definitive credit documentation and the satisfaction of customary closing conditions.

Loan and Transfer Repayment Agreement

On April 14, 2026 and April 15, 2026, the Company entered into payment agreements with SSVK, Apogee (which had two separate $50,000 notes) and Sheth, pursuant to which the Company settled by cash in full total of $499,214 of balances owing under the Loan and transfer Agreements (See Note 4).

Legal Claim

In April 2026, Srirama Associates, LLC filed a lawsuit in the Superior Court of the State of Delaware alleging breach of contract in connection with an amended promissory note fee described in Note 5. The complaint seeks approximately $1,000,000 in damages, plus interest and costs. The Company disputes the claim and filed a motion to dismiss on May 11, 2026. The Company has not recorded a liability related to this matter as of March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 and our audited financial statements as of the year ended December 31, 2025, included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

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

Overview

We are an early-stage biopharmaceutical and supplements company. Aspire Biopharma Holdings, Inc. (the “Company” or “Aspire”) is a Delaware Company that was incorporated as PowerUp Acquisition Corp., a Cayman Islands exempted company, on February 9, 2021. On February 17, 2025, the Company completed the Reverse Recapitalization described below and changed its name to Aspire Biopharma Holdings, Inc. The Company engages in the business of developing and marketing the disruptive technology for novel sublingual delivery mechanisms initially for known drugs and supplements. Prior to our Reverse Recapitalization, we were a privately held Puerto Rico corporation incorporated in September 2021.

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

We used drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. A successful clinical trial was completed in July 2025 in Florida studying the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This trial enrolled six healthy adult volunteers with each dose separated by a washout period of fourteen days and provided information required to (i) select the optimal drug product formulation and (ii) support FDA approval. This trial also studied sublingual administration of our aspirin products and how it delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin, but faster and without gastro-intestinal toxicity associated with oral aspirin. This clinical trial concluded in July, 2025. We received the final report in September 2025. The result of the clinical trials were positive, demonstrating that Aspire’s sublingual delivery technology results in much faster aspirin bioavailability in the blood (compared to aspirin tablets) and that the anti-coagulant effect of aspirin occurs much quicker with Aspire’s product. These results will be the backbone of a 505(b)(2) submission to the FDA planned for late 2026, once the next clinical trial is concluded.

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

In the initial development launch of its aspirin product, Aspire has focused on the delivery of aspirin, which may be the most studied and accepted analgesic and anti-inflammatory drug on the market. Aspirin is over a century old and is traditionally available in several forms, including effervescence, powder, capsule, and tablet. Over 100 years of documented safety and efficacy data is readily available. Aspirin is the only drug in history to receive a certified recommendation by the FDA for heart attack, stroke and colon cancer. However, current aspirin applications are limited due to side effects from acidity. We expect that our aspirin product will be well positioned to target the current Opioid Crisis globally due to its ability to have large doses rapidly be absorbed in the bloodstream with no harmful effects to the gastric system and its mucous membrane, as well as, at full strength with no dilution due to metabolic impact providing true anti-inflammatory therapeutic effects to users providing true pain management relief to them. Aspire plans to submit its FDA 505(b)(2) approval request in late 2026 for the prescription strength high dose aspirin product given the history of Aspirin (and over 100 years of history).

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

Following receipt and analysis of the clinical trial results, Aspire submitted a pre-IND written request to the FDA on October 31, 2025, to which the FDA responded positively on November 13, 2025, essentially approving the proposed next clinical trial of approximately 32 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Aspire’s high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for an additional trial would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints. If needed, the additional trial will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of Aspire’s aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Aspire is hoping to conduct this next trial starting in approximately June/July 2026. Following completion of this additional trial, Aspire would submit a section 505(b)(2) NDA for Aspire’s aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating Aspire’s aspirin from standard oral aspirin based on TxB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin.

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

Caffeine Products: Aspire has developed a working formula for a single serving sublingual pre-workout supplement as well as a single serving “coffee or soda replacement” with health benefits, using its patent-pending sublingual absorption technology. Aspire has manufactured trial runs of this supplement and conducted consumer and safety testing in the second quarter of 2025. Aspire entered into a manufacturing agreement with Desert Stream, Inc. (Nephi, UT), a nutrition and supplement manufacture with experience in caffeine products, through its wholly owned subsidiary Buzz Bomb Caffeine Company LC. Aspire and Desert Stream developed a half dozen flavors of the product. Aspire has registered several trademarks that it intends to use with these products and obtained domain names as well. Aspire unveiled its caffeine product at two large fitness conventions in the first week of August 2025 and began selling initial versions of its caffeine products in the third quarter of 2025. After that product was well-received, Aspire entered into a manufacturing contract with Supranaturals (Springville, UT) to manufacture 2,000,000 units of its caffeine supplement which is marketed under the trademark “Buzz Bomb” (see buzzbombcaffeine.com). The new marketing and labeling of these 2,000,000 units began on January 15, 2026.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, including our drugs and supplements using our patent-pending sublingual absorption technology, and other knowhow; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary or intellectual property rights. Our practice is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and international patent applications related to our proprietary drug candidates, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

Provisional patent application Serial No. 62/794,141 expired on January 19, 2020. Prior to expiration of 62/794,141, two nonprovisional patent applications were filed under the Patent Cooperation Treaty (PCT), each claiming priority to 62/794,141. These PCT applications have PCT Application Nos. PCT/US2020/013863 and PCT/US2020/014218, respectively. National/regional phase entries of these PCT applications were due on July 18, 2021, or August 18, 2021, depending on the specific country/region. No national/regional phase entries were completed by the deadlines.

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

The following table sets forth details of our intellectual property registrations and applications:

IP Schedule for Aspire Biopharma, Inc. as of April 10, 2026

PATENT FILINGS
Country	Substance	Application No.	Filing Date	Status
United States	ORAL MUCOSAL FORMULATIONS OF ALPRAZOLAM	63/957,370	09-Jan-2026	Pending

World Intellectual Property Organization	LOWER DOSE ASPIRIN	63/456,290	03-Mar-2023	Pending

United States	HIGHER DOSE ASPIRIN	63/702,381	02-Oct-2024	Pending

United States	ORAL MUCOSAL FORMULATIONS OF CLOPIDOGREL	63/957,361	09-Jan-2026	Pending

United States	ORAL MUCOSAL FORMULATIONS OF MECLIZINE	63,971,320	29-Jan-2026	Pending

United States	ORAL MUCOSAL FORMULATIONS OF ONDANSETRON	63/970,377	28-Jan-2026	Pending

United States	VARDENAFIL (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	CAFFEINE (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	MELATONIN (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	NICOTINE (OMNIBUS)	63/890,248	29-Sep-2025	Pending

United States	VITAMIN A (OMNIBUS)	63/890,248	29-Sep-2025	Pending

TRADEMARK FILINGS
Country	Wordmark	Serial No. / Registration No.	Filing or Registration Date	Status
United States	BOMB SQUAD	97755121	15-Jan-2023	Pending

United States	BUZZ BOMB	88447682	16-Oct-2025	Pending

United States	BUZZ BOMB	99146781	20-Apr-2025	Approved

United States	BUZZ BOMB	99287743	16-Jul-2025	Pending

United States	CAFFEINE…ACCELERATED	99287826	16-Jul-2025	Pending

United States	WITHOUT THE CUP	99287858	14-Oct-2025	Pending

United States	INSTRAPRIN	98793226	15-Apr-2025	Pending

We also hold numerous domains, including, but not limited to, aspire-biopharma.com, aspirebiolabs.com, buzzbombcaffeine.com, and buzzbombcaffeine.com. Additionally, Aspire plans to enter into customer and license agreements to protect its intellectual property. All other intellectual property is in the form of trade secrets, business methods and know-how and is protected through intellectual assignment and confidentiality agreements with Aspire employees, advisors and consultants.

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

In connection with the change of PowerUp’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware ( the “PowerUp Domestication”), prior to the consummation of the Reverse Recapitalization (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-forone basis, into a duly authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Common Stock, at an exercise price of $460 per share, after giving effect to the Reverse Split as described in Note 2, on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”).

Immediately following the PowerUp Domestication, (i) the New Aspire Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $460 per share, after giving effect to the Reverse Splits as described in Note 2, on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New Aspire and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Reverse Recapitalization. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

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

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share (See Note 5 - Convertible Notes).

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

As consideration for the Investors’ consummation of the SPA Closing, concurrently with the SPA Closing, each Investor received a pro rata portion of 1,755 shares of common stock after giving effects to the Reverse Splits as described in Note 2 (“SPA Commitment Shares”), of which 25,000 were freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby each Investor’s sales may not exceed 15% of the daily trading volume of the common stock on the date of sale.

Convertible Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The Notes have a 20% original issue discount which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate. Of the $7,750,000 total funding under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The Notes are convertible into up to an aggregate of 122,647 Common Stock (the “ Conversion Shares”) after giving effects to the Reverse Splits as described in Note 2, subject to certain conditions. The Company incurred debt issuance costs of $907,500 which is capitalized and amortized over the term on the Notes.

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

Conversion of Notes

In October 2025 and November 2025, a total value of $9,523,683 of convertible notes were converted into 73,998 shares of common stock of the Company after giving effects to the Reverse Splits as described in Note 2.

In January 2026, a total value of $163,817 of convertible notes were converted into 1,630 shares of common stock of the Company after giving effects to the Second Reverse Split as described in Note 2.

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

In connection with the Agreement, the Company agreed to issue 521 shares of common stock after giving effect to the Reverse Splits as described in Note 2 to Blackstone Capital Advisors, Inc. and to register those shares, along with certain other restricted securities, through the filing of a registration statement on Form S-1 no later than May 13, 2025. The Company also agreed to remove lock-up restrictions on certain shares held by Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and Thor Special Situations LLC, enabling such shares to be made eligible for transfer to the Direct Registration System. The Lenders also agreed to enter into lock-up/leak-out agreements governing the sale of Company shares through August 20, 2025, with sale limitations tied to the Company’s daily trading volume, as detailed in the Agreement.

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

Exchange Agreements

On January 1, 2026, the Company entered into Exchange Agreements (the “Exchange Agreements”) with certain holders of the Company’s debt (the “Holders”) to exchange approximately $1.75 million in debt for shares (the “Exchange Shares’) of the Company’s common stock (the “Exchange”) (See Note 4). The debt was incurred by the Company’s predecessor, PowerUp Acquisition Corp. (“PowerUp”) pursuant to subscription agreements dated March 4, 2024, and May 9, 2024. The Holders were Sponsors of PowerUp’s initial public offering.

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

In January 2026, pursuant to the Exchange Agreements, the Subscription Agreement Loan balances along with applicable interest were converted into 13,121 shares of ordinary stock of the Company after giving effects to the Reverse Splits as described in Note 2.

2024 Stock Incentive Plan and Approval of Equity Award Agreements

On January 8, 2026, the Board of Directors (the “Board”) of Aspire Biopharma Holdings, Inc. (the “Company”) confirmed certain terms of the 2024 Stock Incentive Plan (the “Plan”), which was approved by the Company’s stockholders at an extraordinary general meeting of stockholders held on February 4, 2025 (the “Meeting”), by determining the share limit numbers of 4,075 after giving effects to the Reverse Splits as described in Note 2, to be included in the Plan in accordance with the terms of the Plan and the Proxy Statement for the Meeting (the “Proxy Statement”). The Plan permits the Company to grant various incentive awards to eligible employees, directors, and consultants, with the goal of attracting, retaining and motivating persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and to align their interests and efforts to the long-term interests of the Company’s stockholders.

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

On May 11, 2026, the Company effected a 1-for-30 reverse stock split. The authorized shares and par value per share of common stock were unchanged by the reverse stock split.

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

Pursuant to the Certificate of Designation on February 6, 2025, subject to Stockholder Approval (as defined below), each share of Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation) for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation) immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”).The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of The Nasdaq Stock Market LLC under Nasdaq Listing Rule 5635(d)(1)(A)) or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

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

LOI to Acquire DCS

On April 15, 2026, the Company announced that it has entered into a non-binding letter of intent (the “LOI”) for the acquisition (the “Acquisition”) of 100% of the Driver Controls Systems business unit (“DCS”) of Firefish Topco, LLC (“FTLLC”), from the shareholders of FTLLC (the “Sellers”), pursuant to which the Company intends to acquire 100% of the equity, assets and liabilities (subject to certain agreed exclusions) of the subsidiaries constituting the operations of DCS through a combination of stock and asset transactions, to be mutually agreed upon between the parties.

Upon completion of the Acquisition, the Company plans to engage Lakewood & Company, LLC to provide management services for the operation of DCS. Lakewood’s principals have more than 100 years’ experience in the automotive industry.

Purchase Price and Consideration

The LOI provides for an enterprise valuation of $30.0 million on a cash-free, debt-free basis (the “Purchase Price”), payable in cash at closing, subject to certain customary adjustments, including adjustments for (i) accrued income taxes (net of receivables) and (ii) funded indebtedness. The Purchase Price is not subject to a working capital adjustment so long as the business is operated in the ordinary course consistent with past practice. The Company does not anticipate procuring any new equity raise to consummate the purchase.

Break-Up Fees

The LOI provides for break-up fees of $3.5 million payable by the Company or Sellers, respectively, under certain circumstances, including a failure to proceed in good faith or to consummate the closing when required. Such fees are subject to customary exceptions, including the failure of closing conditions, a material breach by the counterparty, or the exercise of specified termination rights.

Exclusivity and Confidentiality

The Sellers have agreed to a “no-shop” provision for an initial period of 30 days (subject to a potential extension), during which they may not solicit or engage in alternative acquisition proposals, subject to limited exceptions. The parties have also agreed to customary confidentiality restrictions.

Non-Binding Nature

Except for certain provisions, including those relating to exclusivity, confidentiality, expenses, and (following public disclosure) break-up fees, the LOI is non-binding and does not obligate the parties to consummate the Acquisition. The completion of the Acquisition remains subject to the negotiation and execution of a definitive Purchase Agreement and satisfaction of the conditions set forth therein. Engagement of Lakewood & Company remains subject both to completion of the Acquisition and to the negotiation and execution of a definitive management agreement and satisfaction of the conditions set forth therein.

Commitment Letter for Credit Facility

The Company entered into a commitment letter with a national financial institution providing for a senior secured credit facility of Aspire in an aggregate principal amount of up $22,500,000 (the “Aspire Credit Facility”). Aspire intends to use the proceeds of the Aspire Credit Facility, if consummated, to finance the acquisition of 100% of DCS. The Company does not anticipate procuring any new equity raise to consummate the purchase.

The Aspire Credit Facility is expected to consist of a senior secured five-year term loan, at an interest rate equal to 325 basis points above the one-month term Secured Overnight Financing Rate. The final terms of the Aspire Credit Facility, including the senior secured term loan, will be subject to execution of definitive credit documentation and the satisfaction of customary closing conditions.

Key Financial Definitions/Components of Results

Revenue

The Company commenced earning revenue in the fourth quarter of 2025 from the sale of its nutraceutical products.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements.

While our significant accounting policies are described in more detail in Note 3 to our unaudited condensed consolidated financial statements appearing in Item 1 to this Annual Report on Form 10-K, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those significant estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates included in these financial statements are the determination of the fair value of the subscription agreements, convertible notes and the securities purchase agreement liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

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

Gross margin, operating expenses, inclusive of general and administrative costs, research and development costs and sales and marketing costs, other expenses, net and income tax expense, are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements. The categories of operating expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ equity (deficit) in its unaudited condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ equity (deficit), the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried on the unaudited condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other nonoperating losses (gains) in the unaudited condensed consolidated statements of operations. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity (deficit) in the unaudited condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

Three Months Ended March 31, 2026 and 2025

The following table sets forth the Company’s unaudited condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Net revenue	$28,353	$-	$28,353
Cost of revenue	22,603	-	22,603
Gross margin	5,750	-	5,750

Operating expenses
General and administrative	1,020,457	15,073,548	(14,053,091)
Research and development	296,723	263,093	33,630
Sales and marketing	334,739	219,839	114,900
Loss from operations	(1,646,169)	(15,556,480)	13,910,311

Other income (expenses):
Interest income	5,009	-	5,009
Interest Expense	(1,595,315)	(289,931)	(1,302,967)
Change in fair value of derivative liabilities and convertible notes	251,807	(94,917)	346,724
Loss on extinguishment of debt	(238,224)	-	(238,224)
Other expense, net	(1,576,723)	(384,848)	(1,191,875)
Net Loss	(3,222,892)	(15,941,328)	12,718,436

Gross Profit

The Company commenced sale of products during the quarter ended September 30, 2025. For the three months ended March 31, 2026, total revenue was $28,353 and total cost of revenue was $22,603.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 was $1,020,457 as compared to $15,073,548 for the three months ended March 31, 2025. The $14,053,091 decrease in general and administrative mainly reflects decreases in stock-based compensation. Aspire expects that its general and administrative expenses will increase in future periods commensurate with the expected growth of its business and increased expenditures associated with its status as an exchange listed public company.

Research and Development

Research and development expenses for the three months ended March 31, 2026 was $296,723 as compared to $263,093 for the three months ended March 31, 2025. The $33,630 increase in research and development reflects increases in personnel and supplies related costs as the Company continues to develop its products. The Company expects that its research and development expense will increase in future periods commensurate with the expected growth of its business.

Sales and Marketing

Sales and marketing for the three months ended March 31, 2026 was $334,739 as compared to $219,839 for the three months ended March 31, 2025. The $114,900 increase in sales and marketing reflects increases in marketing such as investor awareness costs and product sampling as the Company continues to develop its products. Aspire expects that its sales and marketing expense will increase in future periods commensurate with the expected growth of its business.

Interest Income

Interest income of $5,009 for the three months ended March 31, 2026, is related to interest earned on bank deposits.

Interest expense

Interest expense for the three-month ended March 31, 2026 was $1,592,898 as compared to $289,931 for the three months ended March 31, 2025. The increase in interest expense of $1,340,971 is a result of the accrual of interest on the convertible notes, subscription agreement and the amortization of debt discount associated with the notes payable – related party.

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes for the three months ended March 31, 2026 was $251,807 as compared to $(94,917) for the three months ended March 31, 2025. The $346,724 increase in change in fair value of derivative liabilities and convertible notes is a result of change in fair value from a reduction in subscription loan agreements, convertible notes, forward purchase agreement liability and derivative liability.

Loss on extinguishment of debt

The loss on extinguishment of debt for the three months ending March 31, 2026 is a result of true up shares issued to Holders pursuant to the January 2026 Exchange agreements.

Liquidity and Capital Resources

The Company’s primary sources of liquidity have been cash from financing activities. For the three months ended March 31, 2026, net loss was $3,222,892. The Company had an accumulated deficit of $30,480,973 as of March 31, 2026. As of March 31, 2026, working capital was $3,964,715 and cash was $5,857,024.

In February 2025, the Company received proceeds of approximately $265,827 as a result of the Reverse Recapitalization. Immediately after the consummation of the Reverse Recapitalization, the Company received $3,000,000 from the issuance of convertible notes and an additional net cash proceeds of $2,661,459 after partial repayment of the convertible notes and deal costs pursuant to the August 19, 2025 Securities Purchase Agreement. In February 2026, the Company entered into a Securities Purchase Agreement (See Note 8) pursuant to which it received net payout of approximately $6,777,206 after repayment of the remaining convertible notes and deal costs under the first tranche for purchases of convertible preferred stock. The Company also entered into an ELOC agreement in November 2025, pursuant to which it can sell up to $100 million in common stock over 24 months. In April 2026, the Company closed the final tranche of the Securities Purchase Agreement (See Note 8) and received an additional $9,000,000 after payment of applicable fees.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements and other liquidity needs. Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of these unaudited condensed consolidated financial statements.

Cash flows for the three months ended March 31, 2026 and 2025

The following table summarizes the Company’s cash flows from operating and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,038,522)	$(1,751,528)
Net cash provided by financing activities	$7,891,642	$3,094,438

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities was $3,038,522 during the three months ended March 31, 2026 compared to net cash flows used in operating activities of $1,751,528 during the three months ended March 31, 2025. The period-to-period change was a result of Aspire’s net loss for the period partially offset by an increase in prepaid and other current assets, increase in inventories and a decrease in accounts payable and accrued expenses.

Net Cash Flows Provided by Financing Activities

For the three months ended March 31, 2026, net cash flows provided by financing activities was $7,891,642 compared to net cash flows provided by financing activities of $3,094,438 during the three months ended March 31, 2025. The period-to-period change was primarily due to proceeds from the issuance of Series A Convertible Preferred Stock, partially offset by repayments of convertible notes and debentures.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective including those controls surrounding complex accounting areas such as the accounting for the Company’s recapitalization.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As discussed in Note 12 to the unaudited condensed consolidated financial statements, in April 2026 Srirama Associates, LLC filed a lawsuit in the Superior Court of the State of Delaware alleging breach of contract related to an amended promissory note fee. The complaint seeks approximately $1,000,000 in damages, plus interest and costs. The Company disputes the claim and filed a motion to dismiss on May 11, 2026. No liability has been recorded as of March 31, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2026, we issued an aggregate of 13,750 shares of our Series A Convertible Preferred Stock in a private placement to institutional investors for gross proceeds of $10,000,000 pursuant to a Securities Purchase Agreement entered into in February 2026. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D. The investors are accredited and represented their investment intent; no general solicitation or advertising was used.

In January 2026, we issued 26,333 shares of common stock as incentive shares to investors in connection with a short-term debenture financing, and 21,525 shares of common stock to certain lenders pursuant to exchange agreements that converted outstanding subscription agreement loans and accrued interest into equity. We also issued 202 “true-up” shares of common stock to Arena under our equity line of credit commitment fee. These issuances were made in private transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.

We did not repurchase any of our equity securities during the quarter ended March 31, 2026. There were no proceeds used from a registered offering during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of our directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

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

ASPIRE BIOPHARMA HOLDINGS, INC.

Date: May 14, 2026	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Ernest J. Scheidemann
	Name:	Ernest J. Scheidemann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

