Form 10-Q
period 2026-06-30
Aspire Biopharma Holdings, Inc.
filed 2026-08-13
CIK 1847345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 1,402,557 shares of common stock outstanding, 8,199 private placement warrants each exercisable for one share of common stock issued and outstanding, and 14,374,969 public warrants, each 1,200 exercisable for one share of common stock, issued and outstanding.

ASPIRE BIOPHARMA HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,167,136	$1,003,904
Prepaid expenses and other current assets	1,009,958	55,102
Inventories	288,450	253,160
Total current assets	13,465,544	1,312,166
Deferred financing costs	75,000	-
Total assets	$13,540,544	$1,312,166

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$972,108	$1,014,377
Accrued expenses	714,088	1,008,569
Due to affiliate	-	353,679
Notes payable – related party	-	885,564
Promissory note fee – related party	-	1,000,000
Derivative liability	-	40,954
Loan and transfer notes payable – related party	-	499,214
Subscription agreement loans	-	1,500,000
Convertible notes	-	1,290,476
Total current liabilities	1,686,196	7,592,833
Forward purchase agreement liability	96,527	95,662
Total liabilities	1,782,723	7,688,495

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding, except for 30,000 and 0 shares designated, respectively, as Series A convertible preferred stock	-	-
Series A convertible preferred stock, 30,000 and 0 shares as designated, respectively, $0.0001 par value; 17,050 and 0 shares issued or outstanding, respectively	2	-
Common stock; $0.0001 par value; 490,000,000 shares authorized; 1,295,234 and 117,780 issued and outstanding, respectively*	129	12
Additional paid-in capital	43,506,805	20,881,740
Accumulated deficit	(31,749,115)	(27,258,081)
Total stockholders’ equity (deficit)	11,757,821	(6,376,329)
Total liabilities and stockholders’ equity (deficit)	$13,540,544	$1,312,166

*	Retroactively restated for a 1 for 40 reverse stock split on January 16, 2026 and a 1 for 30 reverse stock split on May, 11, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$63,104	$-	$91,457	$-
Cost of revenue	50,818	-	73,421	-
Inventory write off	42,372	-	42,372	-
Gross margin	(30,086)	-	(24,336)	-

OPERATING EXPENSES
General and administrative (including stock based compensation of $157,500, $0, $157,500 and $14,131,250, respectively)	970,211	395,692	1,990,668	15,469,240
Research and development	233,482	352,887	530,205	615,980
Sales and marketing	1,215,025	51,311	1,549,764	271,150
Merger and acquisition expenses	229,418	-	229,418	-
Total operating expenses	2,648,136	799,890	4,300,055	16,356,370
Loss from operations	(2,678,222)	(799,890)	(4,324,391)	(16,356,370)
Other income (expense):
Interest income	56,676	-	61,685	-
Interest expense	-	(527,893)	(1,595,315)	(817,824)
Change in fair value of derivative liabilities and convertible notes	(275)	(289,401)	251,532	(384,318)
Gain (loss) on extinguishment of debt	1,353,679	(364,109)	1,115,455	(364,109)
Total other expense, net	1,410,080	(1,181,403)	(166,643)	(1,566,251)
Loss before provision for income taxes	(1,268,142)	(1,981,293)	(4,491,034)	(17,922,621)
Income tax expense	-	-	-
Net loss	$(1,268,142)	$(1,981,293)	$(4,491,034)	$(17,922,621)

Weighted average common shares outstanding – basic and diluted	1,037,874	41,111	599,714	36,410
Net loss per common share – basic and diluted-	$(1.22)	$(48.19)	$(7.49)	$(492.24)

*	Retroactively restated for a 1 for 40 reverse stock split on January 16, 2026 and a 1 for 30 reverse stock split on May, 11, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares*	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2025*	117,780	$12	-	$-	$20,881,740	$(27,258,081)	$(6,376,329)
Issuance of Series A Convertible Preferred Stock	-	-	12,776	1	8,951,118	-	8,951,119
Conversion of convertible notes to Series A Convertible Preferred Stock	-	-	974	-	943,801	-	943,801
Conversion of convertible notes to common stock	1,625	-	-	-	163,817	-	163,817
Issuance of incentive shares pursuant to the January 2026 Share Purchase Agreement	26,333	3	-	-	1,390,397	-	1,390,400
Issuance of commitment fee shares under ELOC agreement	207	-	-	-	13,406	-	13,406
Issuance of shares pursuant to debt exchange agreements	21,525	2	-	-	2,005,139	-	2,005,141
Net loss	-	-	-	-	-	(3,222,892)	(3,222,892)
Balance – March 31, 2026	167,470	17	13,750	1	34,349,418	(30,480,973)	3,868,463
Issuance of Series A Convertible Preferred Stock	-	-	12,500	1	8,999,999	-	9,000,000
Conversion of Series A Convertible Preferred Stock to common stock	1,122,764	112	(9,200)	-	(112)	-	-
Shares issued for consulting services	5,000	-	-	-	157,500	-	157,500
Net loss	-	-	-	-	-	(1,268,142)	(1,268,142)
Balance – June 30, 2026	1,295,234	$129	17,050	$2	$43,506,805	$(31,749,115)	$11,757,821

*	Retroactively restated for a 1 for 40 reverse stock split on January 16, 2026 and a 1 for 30 reverse stock split on May, 11, 2026.

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024*	23,001	$2	$1,237,143	$(2,777,233)	$(1,540,088)
Conversion of warrants	4,780	1	(1)	-	-
Issuance of shares in Reverse Recapitalization	6,048	1	(4,602,577)	-	(4,602,576)
Issuance of shares under working capital loans and non redemption agreements	4,614	1	(1)	-	-
Issuance of commitment fee shares under ELOC agreement	922	(1)	1	-	-
Stock based compensation	1,385	-	14,131,250	-	14,131,250
Net loss	-	-	-	(15,941,328)	(15,941,328)
Balance – March 31, 2025	40,750	4	10,765,815	(18,718,561)	(7,952,742)
Shares issued from debt extinguishment	521	-	317,250	-	317,250
Net loss	-	-	-	(1,981,293)	(1,981,293)
Balance – June 30, 2025	41,271	$4	$11,083,065	$(20,699,854)	$(9,616,785)

*	Retroactively restated for a 1 for 40 reverse stock split on January 16, 2026 and a 1 for 30 reverse stock split on May, 11, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,491,034)	$(17,922,621)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of debt discount	1,583,890	-
Interest expense	-	817,824
(Gain) loss on extinguishment of debt	(1,115,455)	364,109
Change in fair value of derivative liabilities and convertible notes	(251,532)	384,318
Interest capitalized	9,008	-
Inventory write-off	42,372	-
Stock-based compensation expense	157,500	14,131,250
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(954,856)	(553,833)
Inventories	(77,662)	-
Accounts payable	(11,946)	1,041,420
Accrued expenses	(44,481)	(15,359)
Due from related party	-	(1,027,920)
Other current liabilities	-	(111,026)
Net cash flows used in operating activities	(5,154,196)	(2,891,838)

Cash flows from financing activities:
Issuance of Series A convertible preferred stock	17,951,119	-
Proceeds from Reverse Recapitalization	-	265,828
Proceeds from issuance of convertible notes	-	3,000,000
Deferred financing costs	(75,000)	-
Proceeds from debenture	2,000,000	-
Repayment of debenture	(2,173,913)	-
Proceeds from notes payable - related party	-	50,000
Repayment of notes payable – related party	(1,384,778)	(221,390)
Net cash flows provided by financing activities	16,317,428	3,094,438

Net increase in cash and cash equivalents	11,163,232	202,600
Cash and cash equivalents, beginning of the period	1,003,904	3,633
Cash and cash equivalents, end of the period	$12,167,136	$206,233

Supplemental cash flow information:
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes to common stock	$163,817	$-
Issuance of incentive shares pursuant to the January 2026 Share Purchase Agreement	$1,390,400	$-
Issuance of shares pursuant to debt exchange agreements	$2,005,141	$-
Conversion of convertible notes to Series A convertible preferred stock	$943,801	$-
Conversion of Series A convertible preferred stock to common stock	$112	$-
Issuance of commitment fee shares under ELOC agreement	$13,406	$-
Due to affiliate write-off	$353,679	-
Accounts payable and other liabilities combined, net	$-	$1,577,057
Promissory note fee - related party, write-off	1,000,000	-
Promissory note fee - related party, combined	$-	$1,000,000
Subscription agreement loans combined	$-	$1,828,098
Loan and transfer notes payable combined	$-	$499,214
Forward purchase agreement liability combined	$-	$49,034
Issuance of common stock for services	$157,500	$14,448,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASPIRE BIOPHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Description of Organization and Business

Organization and Business

Aspire Biopharma Holdings, Inc. (the “Company” or “Aspire”) was incorporated as PowerUp Acquisition Corp., a Cayman Islands exempted company, on February 9, 2021, then domesticated to Delaware as a corporation on February 17, 2025. On February 17, 2025, the Company completed the reverse recapitalization transaction (“Reverse Recapitalization”) (see Note 3. Reverse Recapitalization) and changed its name to Aspire Biopharma Holdings, Inc.

Aspire is an early-stage biopharmaceutical company which engages in the business of developing and marketing disruptive technology for novel sublingual delivery mechanisms initially for known drugs and supplements, such as aspirin and caffeine products.

The Company has two wholly-owned subsidiaries, Aspire Biopharma Inc., a Delaware corporation, formed on October 8, 2021, and Buzz Bomb Caffeine Co. LC, a Utah LLC, formed on May 5, 2025.

Reverse Recapitalization

On August 26, 2024, the Company (then known as PowerUp Acquisition Corp.) entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Srirama Associates, LLC, a Delaware limited liability company (the “New Sponsor”), Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On February 17, 2025 (the “Closing Date”), the Company consummated the reverse recapitalization transaction (the “Reverse Recapitalization”) in accordance with the terms of the Merger Agreement. In connection with the consummation of the Reverse Recapitalization, the Company changed its name from PowerUp Acquisition Corp. to “Aspire Biopharma Holdings, Inc.” (see Note 3. Reverse Recapitalization).

Reverse Stock Split

On January 16, 2026, the Company effected a 1-for-40 reverse stock split with respect to its common stock (the “Reverse Split”). All share and per share information in these unaudited condensed consolidated financial statements gives effect to this reverse stock split, including restating prior period amounts.

On May 11, 2026, the Company effected a 1-for-30 reverse stock split with respect to its common stock (the “Second Reverse Split”) (collectively with the Reverse Split, the “Reverse Splits”). All share and per share information in these unaudited condensed consolidated financial statements gives effect to the Reverse Splits, including restating prior-period amounts.

The Reverse Splits had no effect on the Company’s authorized number of shares of common stock, the par value of common stock, the public warrants outstanding, total assets, total liabilities, or stockholders’ equity (deficit). The Company restated the common stock outstanding (shares and amount) and additional paid-in capital to reflect the number of shares outstanding after the Reverse Splits.

Liquidity and Management’s Plan

The Company’s primary sources of liquidity have been cash from financing activities. As of June 30, 2026, working capital was $11,779,348 and cash and cash equivalents was $12,167,136. For the six months ended June 30, 2026, net loss was $4,491,034 and accumulated deficit totaled $31,749,115.

In February 2025, the Company received proceeds of approximately $265,827 as a result of the Reverse Recapitalization. Immediately after the consummation of the Reverse Recapitalization, the Company received $3,000,000 from the issuance of convertible notes and an additional net proceeds of $2,661,459 after partial repayment of the convertible notes and deal costs pursuant to the August 19, 2025 Securities Purchase Agreement. In February 2026, the Company entered into a Securities Purchase Agreement (see Note 7. Securities Purchase Agreement) to which it received a net payout of approximately $6,777,206 after repayment of the remaining convertible notes and deal costs under the first tranche for purchases of convertible preferred stock. The Company also entered into an ELOC agreement in November 2025, pursuant to which it can sell up to $100 million in common stock over 24 months. In April 2026, the Company closed the final tranche of the Securities Purchase Agreement and received an additional $9,000,000 after payment of applicable fees.

Management has determined that the Company’s current liquidity position is sufficient to fund its operations for at least one year after the filing of these unaudited condensed consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Please see Note 2. Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report on Form 10-K”), filed with the SEC on March 30, 2026, as amended on Form 10-K/A filed with the SEC on April 8, 2026, for a description of all significant accounting policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company as of June 30, 2026, and December 31, 2025, and for the three and six months ended June 30, 2026, and 2025. The Company’s condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025, which are included in the 2025 Annual Report on Form 10-K, as amended on Form 10-K/A.

The interim condensed consolidated financial statements are unaudited, and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results for the periods presented. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year due primarily to the impact of the continued uncertainty of general economic conditions that may impact the Company’s markets for the remainder of fiscal year 2026. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Concentrations

Cash and cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or less from the date of acquisition. Certain of the Company’s cash and cash equivalents balances exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits or are invested in money market accounts with investment banks that are not FDIC-insured. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. At June 30, 2026, and December 31, 2025, cash equivalents were $11,652,779 and $0, respectively. As of June 30, 2026, and December 31, 2025, the Company had $11,320,840 and $550,130, respectively, in deposits in U.S banks in excess of the FDIC limit.

Concentrations

The following table details total revenues by major geographic area for the periods presented:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026
United States	$58,028	$85,171
Canada	384	864
International(1)	4,692	5,422
Total revenues	$63,104	$91,457

(1)	International revenues are defined as revenues generated from sales to customers outside of the U. S. and Canada.

One customer accounted for approximately 15% of the Company’s total revenues during the six months ended June 30, 2026. Revenue from this customer primarily related to a one-time sale and is not expected to represent a recurring source of revenue. No other customer accounted for 10% or more of the Company’s total revenues during the period.

Inventories

Inventory consisting of finished goods are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete, spoiled, or in excess of future demand. The Company records an impairment that is charged directly to cost of revenue when it determines the product is obsolete, spoiled or in excess of future demand, and the Company will not be able to sell it at a normal profit above it carrying value. During the three months ended June 30, 2026, the Company determined that $42,372 was impaired due to obsolesce and recorded the impairment to inventory write-off included in cost of revenue in the accompanying unaudited condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-04) — Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01 — Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the statement of operations as well as disclosures about specific types of expenses included in the expense captions presented in the statement of operations. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently assessing the impact of this ASU; however expects to enhance expense disclosures based on the new requirements.

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the interim reporting guidance in the Accounting Standards Codification (“ASC”), adding a comprehensive list of required interim disclosures and a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating these new disclosure requirements.

All other ASUs issued and not yet effective as of June 30, 2026, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.

Note 3. Reverse Recapitalization

On August 26, 2024, PowerUp Acquisition Corp. (“PowerUp”) entered into Merger Agreement with PowerUp Merger Sub II, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), the New Sponsor, Stephen Quesenberry, in the capacity as the seller representative, and Aspire Biopharma, Inc., a Puerto Rico corporation.

On February 17, 2025 prior to the time of the consummation of the Reverse Recapitalization (the “Closing Date”), Merger Sub merged with and into Aspire Biopharma, Inc., with Aspire Biopharma, Inc. being the surviving company. After giving effect to the Reverse Recapitalization, Aspire Biopharma, Inc. became a wholly-owned subsidiary of Aspire Biopharma Holdings, Inc., a Delaware corporation (f/k/a PowerUp Acquisition Corp.) (“New Aspire”).

In accordance with the Merger Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also, prior to the Closing Date, Aspire Biopharma, Inc. deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”). In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

The Reverse Recapitalization was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc. was treated as the accounting acquirer. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of a capital transaction in which Aspire issued stock for the net assets of PowerUp. The net assets of PowerUp will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization will be those of Aspire Biopharma, Inc.

Transaction Proceeds

Upon the closing of the Reverse Recapitalization, the Company received gross proceeds of $811,370, offset by total transaction costs of $545,543.

The following table reconciles the elements of the Reverse Recapitalization to the unaudited consolidated statement of cash flows and the unaudited consolidated statement of changes in stockholders’ deficit:

Cash-trust and cash, net of redemptions	$811,370
Less: transaction costs, paid	(545,543)
Net proceeds from the Reverse Recapitalization	265,827

Less: Accounts payable, Accrued liabilities and Other current liabilities combined	(1,577,057)
Less: Promissory note fee – related party combined	(1,000,000)
Less: Subscription agreement loans combined	(1,828,098)
Less: Loan and transfer notes payable combined	(499,214)
Less: Forward purchase agreement liability combined	(49,034)

Add: Other assets, net	85,000
Reverse Recapitalization, net	$(4,602,576)

The following table summarized the number of shares of common stock issued and outstanding immediately following the consummation of the Reverse Recapitalization:

PowerUp Class A common stock, outstanding prior to the Reverse Recapitalization	7,765,144
Less: Redemption of PowerUp Class A common stock	(507,631)
Class A common stock of PowerUp	7,257,513
PowerUp Class B common stock, outstanding prior to the Reverse Recapitalization	—
Total Reverse Recapitalization Class A common stock, before giving effect to Reverse Splits (see Note 1. Description of Organization and Business)	7,257,513
Reverse Recapitalization Class A common stock, after giving effect to the Reverse Splits (see Note 1. Description of Organization and Business)	6,048
Issuance of shares related to working capital agreements	3,125
Aspire Biopharma, Inc. shares	29,167
Common Stock immediately after the Reverse Recapitalization, after giving effect to the Reverse Splits (see Note 1. Description of Organization and Business)	38,340

The following table summarizes the number of Aspire Biopharma, Inc. shares after giving effect to the Reverse Splits (see Note 1. Description of Organization and Business):

	Aspire Biopharma, Inc. shares	Aspire’s shares after conversion ratio
Common stock issued to existing Aspire Biopharma, Inc. shareholders	443,185	27,781
Common stock obligation shares issued	—	1,386
Number of common shares	443,185	29,167

Public and private placement warrants

There were 14,374,969 Public Warrants issued at the time of the PowerUp’s initial public offering, and 8,199 private placement warrants, after giving effect to the Reverse Splits (see Note 1. Description of Organization and Business), issued in connection with the private placement at the time of the PowerUp’s initial public offering (the “Private Placement Warrants”) which remained outstanding and became warrants of the Company.

Note 4. Related Party Transaction

Loan and transfer agreements

In order to finance transaction costs in connection with the Reverse Recapitalization, the New Sponsor or an affiliate of the New Sponsor, or certain affiliates of PowerUp loaned monies for working capital purposes (“Working Capital Loans”) by entering into several Loan and Transfer Agreements.

On February 17, 2025, the Company assumed $250,000 of liabilities related to the December 21, 2023, Loan and Transfer Agreement with the New Sponsor and SSVK Associates, LLC (“SSVK”). As of June 30, 2026, and December 31, 2025, there was $0 and $250,000, respectively, in borrowings outstanding under the agreement and included in loan and transfer notes payable-related on the accompanying unaudited condensed consolidated balance sheets.

On February 17, 2025, the Company assumed $50,000 of liabilities related to the January 9, 2024 Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee”). As of June 30, 2026 and December 31, 2025, there was $0 and $50,000, respectively, in borrowings outstanding under the agreement and included in loan and transfer notes payable-related party on the accompanying unaudited condensed consolidated balance sheets.

On February 17, 2025, the Company assumed $149,214 of liabilities related to the January 10, 2024 Loan and Transfer Agreement with the New Sponsor and Jinal Sheth (“Sheth”). As of June 30, 2026, and December 31, 2025, there was $0 and $149,214, respectively, in borrowings outstanding under the agreement and included in loan and transfer notes payable-related party on the accompanying unaudited condensed consolidated balance sheets.

On February 17, 2025, the Company assumed $50,000 of liabilities related to the December 3, 2024 Loan and Transfer Agreement with the New Sponsor and Apogee Pharma (“Apogee 2”). As of June 30, 2026 and December 31, 2025, there was $0 and $50,000, respectively, in borrowings outstanding under the agreement and included in loan and transfer notes payable-related party on the accompanying unaudited condensed consolidated balance sheets.

On April 14, 2026 and April 15, 2026, the Company entered into payment agreements with SSVK, Apogee and Sheth, to which the Company settled in cash the total balance of $499,214, including applicable interest and fees, owed under the Loan and transfer Agreements.

Subscription Agreements

On March 5, 2024, PowerUp entered into four separate Subscription Agreements (each, a “First Subscription Agreement”) with the New Sponsor, Visiox, VKS Capital, LLC, an affiliate of, and an entity under common control with, the New Sponsor (the “Affiliate”), and four separate investors (each, an “Investor”), whereby the Investors collectively contributed to New Sponsor a total of $1,000,000 (the “First Contribution”). The New Sponsor utilized the First Contribution to support PowerUp’s previously anticipated merger with Visiox by funding certain obligations to Visiox pursuant to the Secured Convertible Promissory Note, dated December 1, 2023, issued by Visiox to the New Sponsor (the “Visiox Convertible Note”) (together, all loans and advances, the “March Loan”).

On May 9, 2024, PowerUp entered into four separate Subscription Agreements (each, a “Second Subscription Agreement”) with the New Sponsor, the Affiliate, and four separate Investors, whereby, the Investors collectively contributed to the New Sponsor a total of $500,000 (the “Second Contribution”) and, in turn, the New Sponsor loaned $500,000 to PowerUp (the “May Loan”).

PowerUp accounted for the First and Second Subscription Agreements under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Investor have been recorded using the relative fair value method of accounting under ASC 470, Debt (“ASC 470”). Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the unaudited condensed consolidated balance sheets using the relative fair value method. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model. At the close of the Reverse Recapitalization, 1,458 of commitment fee shares, after giving effect to the Reverse Splits (see Note 1. Description of Organization and Business), owing to the Investors under these agreements were transferred by affiliates to the Investors.

On February 17, 2025, the Company assumed $1,500,000 of debt under the First Subscription and Second Subscription Agreements. For the three and six months ended June 30, 2026, the Company incurred $0 and $250,000, respectively, in interest expense on the Subscription Agreements which is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet. In January 2026 the Subscription Agreement Loans, along with $266,917 of interest and fees, were converted into common stock of the Company. At June 30, 2026, and December 31, 2025, $0 and $1,500,000, respectively, were outstanding under these agreements and is included in subscription agreement loan balance on the unaudited condensed consolidated balance sheets.

Promissory Note Fee – related party

On October 2, 2024, after Aspire and PowerUp had signed their BCA in August 2024, PowerUp entered into a Promissory Note Fee Agreement with the Sponsor, Srirama Associates LLC (the “Promissory Note Fee Agreement”). Pursuant to the Promissory Note Fee Agreement, PowerUp and the Sponsor agreed that the Sponsor took a significant risk on behalf of the Company by entering into the Visiox Promissory Note in exchange for payment of the Original Promissory Note Fee, and that the Sponsor should be compensated for that risk despite the termination of the right to receive the Original Promissory Note Fee as a result of the termination of the proposed merger with previous target, Visiox. As consideration for the foregoing, PowerUp agreed to pay Sponsor a modified promissory note fee of $1,000,000 (the “Modified Promissory Note Fee”) upon the successful closing of a merger with Aspire.

In April 2026, Srirama Associates, LLC filed a lawsuit in the Superior Court of the State of Delaware alleging breach of contract in connection with the modified Promissory Note Fee Agreement. The complaint sought not less than $1,000,000 in damages, plus interest and costs. The Company disputed the claim and filed a motion to dismiss on May 11, 2026. On June 29, 2026, the claim was dismissed with prejudice by the Superior Court of the State of Delaware and the liability of $1,000,000 was written off and included in gain on extinguishment of debt on the unaudited condensed consolidated statements of operations.

Due to affiliate

On February 17, 2025, in conjunction with the closing of the business combination, the Company had placed on its books $353,679 of liabilities claimed by the Sponsor of PowerUp, Srirama Associates, LLC, for alleged administrative services fees. Based on the legal doctrine of res judicata (as a consequence of the above-referenced Sponsor lawsuit being dismissed with prejudice) on June 29, 2026, and after careful investigation of the alleged basis for the claimed administrative services fees, $353,679 was written off and included in gain (loss) on extinguishment of debt on the unaudited condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the balance of $0 and $353,679, respectively, is recorded in due to affiliate on the unaudited condensed consolidated balance sheets.

Notes payable – related party

During the years 2024 and 2023, Aspire Biopharma, Inc. incurred expenses and costs related to officer and director compensation, rental of office space, reimbursable expenses paid by affiliates and non-interest bearing working capital loans. On September 27, 2024, to formalize the related party working capital advances, Aspire Biopharma, Inc. issued three nonconvertible 20% original issues discount (“OID”) notes payable to related parties for a total face value of $1,066,391. The notes were due the earlier of June 27, 2025 (9 months from issuance), or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The notes do not bear interest but have a 5% exit fee payable on maturity or repayment. The notes had original issuance discounts totaling $213,278 and are unsecured. Pursuant to the February 18, 2025 subordination agreement between two note holders and Cobra, payments will not be made on the matured notes until full payment of the Cobra obligation (See Note 5. Convertible Notes). The balance of $591,692 on the notes payable-related party was repaid during the six months ended June 30, 2026. For the three months ended June 30, 2026, and 2025, total amortized debt discount of $0 and $68,733, respectively, and for the six months ended June 30, 2026 and 2025, total amortized debt discount $0 and $139,052, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

On December 31, 2024, the Company issued one non-convertible 20% OID note payable for working capital to a related party for a total face value of $279,878. The note is due the earlier of September 30, 2025, (9 months from issuance); or (ii) the date that the Company receives gross proceeds of at least $2,500,000 in an offering of its debt or equity securities (a “Qualified Offering”). The note does not bear interest but has a 5% exit fee payable on maturity or repayment and had original issuance discounts totaling $46,646 and was unsecured. The balance of $293,872 on the notes payable- related party was repaid during the six months ended June 30, 2026. For the three months ended June 30, 2026, and 2025, total amortized debt discount of $0 and $4,121, respectively, and for the six months ended June 30, 2026, and 2025, total amortized debt discount of $0 and $8,379, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

The following table reflects the total balances of the Notes payable – related party for the periods presented.

Issuance date	June 30, 2026	December 31, 2025
September 27, 2024	$-	$591,692
December 31, 2024	-	293,872
Total	$-	$885,564

Note 5. Convertible Notes

February 2025 Securities Purchase Agreement

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, an entity controlled by the Company’s former Director of Investor Relations, Lance Friedman, whose services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued 20% original issue discount senior secured convertible debentures (“February 2025 Convertible Debentures,”) in an aggregate principal amount of $3,750,000 which included a 20% OID. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures), provided that no conversion may be at a price per share less than the floor price of $4.00 per share. At the close of the Reverse Recapitalization, 1,755 of commitment fee shares, after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business), was due to the Investors under these agreements were transferred by Affiliates to the Investors.

The Company analyzed the Securities Purchase Agreement under ASC 480 and ASC 815 and concluded that bifurcation of a single derivative that comprises all of the fair value of the conversion feature(s) (i.e., derivative instrument(s)) is not necessary. As a result, all debt proceeds received have been recorded using the fair value method of accounting under ASC 825, Fair Value Measurement (“ASC 825”). Pursuant to ASC 825, the Company recorded the fair value of the subscription liability on the unaudited condensed consolidated balance sheet using the fair value method. The initial fair value of the subscription liability at issuance was estimated using a Monte Carlo Model. In August and September 2025, the Company repaid a total of $3,032,645 of the February 2025 Convertible Debentures. For the three and six months ended June 30, 2026, the change in fair value was $0 and $211,443, respectively. For the three and six months ended June 30, 2025, the change in fair value was $187,500 and $274,038, respectively, and is included the in the change in fair value of derivative liabilities and convertible notes on the unaudited condensed consolidated statements of operations.

In January 2026, the remaining balance of $943,801 was converted into 974 shares of Series A Convertible Preferred Stock. At June 30, 2026 and December 31, 2025, the fair value of $0 and $1,146,236, respectively, of the Securities Purchase Agreement is included in convertible notes on the accompanying unaudited condensed consolidated balance sheets.

August 2025 Securities Purchase Agreement

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “August Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The August 2025 Notes have a 20% OID of $1,937,500 which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate except for instances of default. Of the $7,750,000 total funding (before transaction expenses and debt repayments) under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The August 2025 Notes are convertible into up to an aggregate of 122,648 shares of common stock after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business) (the “Conversion Shares”) subject to certain conditions.

During the year ended December 31, 2025, a total value of $9,523,683 of convertible notes were converted into 73,998 shares of common stock of the Company after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business). The remaining debt of $163,817 was converted into 1,625 shares of common stock in January 2026 after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business). At June 30, 2026, and December 31, 2025, the balance of the August 2025 Notes, net of unamortized debt discount was $0 and $144,240, respectively, and is included in convertible notes on the unaudited condensed consolidated balance sheets.

January 2026 Securities Purchase Agreement

On January 26, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain debentures in an aggregate principal amount of $2,173,913 for a subscription price of $2,000,000 (the “Debentures”) with a maturity date of April 23, 2026. The Notes have an 8% original issue discount and did bear any annual interest. The Debentures are due the sooner of (i) 90 days, or (ii) upon the Company’s receipt of gross proceeds of at least $8,000,000 in any equity or debt financing. The Company had the option to prepay this Debenture(s) at any time after the Original Issue Date at an amount equal to the Principal Amount. The Company shall provide Holder(s) with ten (10) Business Days’ prior written notice of intention to satisfy the Debentures, whether at maturity, by prepayment, or in default. The Debentures are not convertible. In connection with the financing, the Purchasers received an aggregate of 26,333 shares of the Company’s common stock as incentive shares, after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business). The Debentures were repaid in February 2026. For the three and six months ended June 30, 2026, total amortized debt discounts of $0 and $173,913, respectively, was included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

NOTE 6. Commitments and Contingencies

Registration Rights

The holders of the Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement dated February 17, 2022. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. On May 13, 2025, the Company filed a Registration Statement on Form S-1 to register 2,441 of the outstanding 8,199 Private Placement Warrants, after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business). The Registration Statement was declared effective on May 30, 2025.

Equity Line of Credit (“ELOC”) Agreement

On November 11, 2025, the Company entered into a new Purchase Agreement (the “Second ELOC Agreement”) with Arena Business Solutions AG/RA SA Ltd. (“Arena”). Under the Second ELOC Agreement, the Company has the right, but not the obligation, to direct Arena to purchase up to $100,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the Second ELOC Agreement, including, without limitation, an effective registration statement filed with the SEC registering the resale of the ELOC Commitment Fee Shares and additional shares to be sold to Arena from time to time under the Second ELOC Agreement.

The term of the Second ELOC Agreement began on November 11, 2025, and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of Second ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the Second ELOC Agreement (the “Commitment Period”). In consideration for the execution and delivery of the Second ELOC Agreement, the Company is required to issue common shares to Arena equal to $250,000 divided by the lowest 1-Trading Day VWAP of the common shares of the five (5) Trading Days immediately preceding the effectiveness of the initial registration statement (the “Commitment Fee Shares”), plus $25,000 in common shares for fees associated with the prior ELOC Agreement with the Company, based on a price equal to the lowest 1-Trading Day VWAP of the Common Shares of the five (5) Trading Days immediately preceding the date of execution and delivery of this Agreement.

The Company issued 2,510 shares of common stock after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business) to Arena in November and December 2025 and an additional 207 true up shares in January 2026, after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business), representing payment of the commitment fee shares. For the three and six months ended June 30, 2026, the change in fair value totaled $275 and $865, respectively, and was included as an expense in change in fair value of derivative liabilities and convertible notes on the unaudited condensed consolidated statement of operations, there was no change in fair value for the same period of 2025. At June 30, 2026, and December 31, 2025, the fair value of the forward purchase agreement liability related to the Second ELOC Agreement totaled $96,527 and $95,662, respectively, and is included in forward purchase agreement liability on the accompanying unaudited condensed consolidated balance sheets. There were no issuances under the Second ELOC Agreement as of June 30, 2026.

Instaprin Acquisition

On March 28, 2022, the Company closed on an asset purchase agreement (“APA”) of Instaprin Pharmaceuticals, Inc.’s (“Instaprin”) intangible assets, inclusive of U.S. Patent No. 62/794141, International Publication No. 2020/15460 A1 and WO 2020/150685 A1, and the Instaprin U.S. Trademark No. 86274378, trade secrets and proprietary information, all applications for any of the foregoing, commercial and scientist relationships, and any license or agreements granting rights related to the foregoing.

The purchase price for the Acquired Assets (as defined in the APA) was $3,628,325 plus interest thereon, to be paid to the SEC on behalf of Instaprin in satisfaction of the SEC’s judgment against Instaprin and its former CEO, from sales of the product, as follows: 20% from the first $5,000,000 of sales and 10% from sales thereafter until the entire contingent purchase price obligation is satisfied. Additionally, ten percent (10%) of the Company’s equity was to be delivered at Closing, in proportion to their equity holdings in the Company, to be issued to a Trustee for the former Instaprin Shareholders, along with an additional ten percent (10%) of the Company’s equity to be issued to Instaprin’s service providers, pursuant to a stock incentive plan to be adopted. As of June 30, 2026, the Company has not recorded the assets from the APA due to the contingent nature of the transaction and the Company has not yet adopted a stock incentive plan.

Purchase Agreement

On June 10, 2026, the Company entered into a purchase agreement (the “Purchase Agreement”) with FireFish TopCo, LLC (the “Seller”, and, collectively with its Subsidiaries listed in the Purchase Agreement, “Sellers”), pursuant to which (i) the Seller agreed to sell, and cause the applicable Sellers to sell, and the Company agreed to purchase or cause certain of its Affiliates to purchase, all of the equity interests in certain of Seller’s subsidiaries of the Purchase Agreement (the aforementioned equity interests, collectively, the ‘Transferred Equity Interests”, and such subsidiaries, “Transferred Entities”), free and clear of all Liens, other than the Permitted Liens and in accordance with the applicable Local Transfer Documents and (ii) the Seller agreed to sell, and cause the applicable Sellers to sell, and the Company agreed to purchase, or cause certain of its affiliates to purchase, all of the assets of the other Business Entities as defined as Transferred Entities, DUS Operating Inc. with respect to the U.S. Enterprise and Automotive Czech with respect to the KOP Enterprise constituting the balance of the Business as defined as the business of designing, manufacturing, marketing and selling automotive systems that facilitate electronic driver control and the migration toward vehicle electrification, safety, light weighting and sustainability, as conducted by the Transferred Entities on June 10,2026, and in respect to (a) Automotive Czech, the business conducted by the KOP Enterprise and (b) DUS Operating Inc., the business conducted by the U.S. Enterprise.

Purchase Price and Consideration: As consideration for such purchase, the Company agreed to pay the Seller (or one or more of its designated other Sellers or Affiliates) at least two (2) Business Days prior to the date of Closing (“Closing Date”) an amount equal to: (i) $30,000,000 (the “Purchase Price”) plus (ii) $800,000 in respect of deferred revenue of the Business Entities (such $800,000 representing an agreed upon fixed credit for the deferred revenue, regardless of the actual amount of the deferred revenue), minus (iii) any Income Tax obligations of the Transferred Entities net of any Income Tax receivables, minus (iv) Indebtedness of the Transferred Entities as of the closing (such final amount, the “Closing Purchase Price”). The Purchase Price will be allocated among the Transferred Entities and/or business units as set forth in the Purchase Agreement. To the extent relevant under applicable Tax Law, the Purchase Price associated with each Transferred Entity and/or business unit will be further allocated among the assets of such Transferred Entities in a manner consistent with Section 1060 of the Internal Revenue Code.

On August 6, 2026, the Company entered into an Escrow and Closing Agreement pursuant to which the parties acknowledged and agreed that all conditions to the closing of the transactions per the Purchase Agreement had been satisfied. (see Note 11. Subsequent Events)

Commitment Letter for Credit Facility

In May 2026, the Company entered into a commitment letter with a national financial institution providing for a senior secured credit facility of Aspire in an aggregate principal amount of up to $22,500,000 (the “Aspire Credit Facility”). Aspire intends to use the proceeds of the Aspire Credit Facility, if consummated, to finance the acquisition of 100% of Dura Driver Control Systems (“DCS”). The Company does not anticipate procuring any new equity raise to consummate the purchase.

The Aspire Credit Facility is expected to consist of a senior secured five-year term loan, at an interest rate equal to 325 basis points above the one-month term Secured Overnight Financing Rate. The final terms of the Aspire Credit Facility, including the senior secured term loan, will be subject to execution of definitive credit documentation and the satisfaction of customary closing conditions. During the three and six months ended June 30, 2026, $75,000 of upfront fee paid to the financial institution is included in deferred financing cost on the unaudited condensed consolidated balance sheets.

Legal Proceedings

The Company is and may be subject to various claims, lawsuits and proceedings in the ordinary course of the Company’s business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. While there can be no assurances as to the ultimate outcome of any legal proceeding or other loss contingency involving the Company, in the opinion of management, such claims are either adequately covered by insurance or otherwise indemnified, or are not expected individually or in the aggregate, to result in a material, adverse effect on the Company’s financial condition, results of operations or cash flows. However, it is possible that the Company’s results of operations, financial position and cash flows in a particular period could be materially affected by these contingencies.

Legal Claim

In April 2026, Srirama Associates, LLC filed a lawsuit in the Superior Court of the State of Delaware alleging breach of contract in connection with the modified Promissory Note Fee Agreement. The complaint sought approximately $1,000,000 in damages, plus interest and costs. The Company disputed the claim and filed a motion to dismiss on May 11, 2026. On June 29, 2026, the claim was dismissed with prejudice by the Superior Court of the State of Delaware and the liability of $1,000,000 was written off and included in gain (loss) on extinguishment of debt in the unaudited condensed consolidated statements of operations.

Note 7. Securities Purchase Agreement

February 2026 Securities Purchase Agreement

On February 6, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), up to 25,000 shares (the “Shares”) of the Company’s newly-designated Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), which Preferred Stock is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as more fully described in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designation”).

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

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% of the shares of Common Stock that would be issued and outstanding following such conversion (the “Maximum Percentage”). An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5635(d) (“Shareholder Approval”).

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

Series A Convertible Preferred Stock Issuance

Pursuant to the terms of the February 2026 Securities Purchase Agreement, on February 2, 2026, the Company filed the certificate of designation (the “Certificate of designation”) with The Delaware Secretary of State designating, 25,000 shares of authorized and unissued preferred stock as Series A Convertible Preferred Stock. At the close of the first tranche, the company recorded $9,894,920 as Series A Convertible Preferred Stock, representing total issuance of $13,749,980 net of related costs of $3,855,060. On February 6, 2026, 13,750 shares of Series A Convertible Preferred Stock were issued at the close of the first tranche.

On April 13, 2026, the Company filed the further amendment to the Certificate of designation with the Delaware Secretary of State designating, 30,000 shares of the authorized and unissued preferred stock as Series A Convertible Preferred Stock. On April 13, 2026, 12,500 additional shares were issued at the close of tranche 2 of the February 2026 Securities Purchase Agreement and the Company recorded $9,000,000 as Series A Convertible Preferred Stock, representing total issuance of $10,000,000 net of related costs of $1,000,000. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Certificate of Designation.

During the three months ended June 30, 2026, holders of the preferred stock converted 9,200 shares of Series A Convertible Preferred Stock into 1,122,764, shares of common stock. The Company had 17,050 shares of Series A Convertible Preferred Stock outstanding at June 30, 2026.

The following is a summary of the terms of the Preferred Stock:

Conversion

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

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% (the “Maximum Percentage”) of the shares of common stock that would be issued and outstanding following such conversion. An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of common stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s common stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5635(d).

Ranking

The Series A shall rank (i) senior to all of the common stock; (ii) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms senior to any Series A (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution, winding up of the Corporation, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Corporation and the rights of the Corporation’s existing and future creditors, upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), each Holder shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value for each share of Series A held by such Holder plus an amount equal to any accrued and unpaid dividends thereon, and thereafter the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series A were fully converted (disregarding for such purposes any conversion limitations hereunder) to common stock which amounts shall be paid pari passu with all holders of common stock. The Corporation shall mail written notice of any such Liquidation, not less than sixty (60) days prior to the payment date stated therein, to each Holder.

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

Note 8. Stockholders’ equity (deficit)

Preferred Stock—The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2026 and December 31, 2025, 30,000 and 0, respectively, were designated as Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock—The Company is authorized to issue 30,000 shares of Series A Convertible Preferred Stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2026 and December 31, 2025, there were 17,050 and 0 shares of Series A Convertible Preferred Stock issued or outstanding, respectively.

Common Stock— The Company is authorized to issue 490,000,000 shares of Common Stock with a par value of $0.0001 per share. As of June 30, 2026, and December 31, 2025, there were 1,295,234 and 117,780 shares of common stock issued and outstanding, respectively, after giving effects to the Reverse Splits (see Note 1. Description of Business and Organization).

PowerUp Warrants

As part of the PowerUp IPO, PowerUp issued warrants to third-party investors where 1,200 warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $13,800 per share (the “Public Warrants”) after giving effect to the Reverse Splits (see Note 1. Description of Business and Organization). Simultaneously with the closing of the IPO, PowerUp completed the private sale of 8,199 warrants (the “Private Placement Warrants”), after giving effect to the Reverse Splits (see Note 1. Description of Business and Organization), where each warrant allows the holder to purchase one share of the Company’s Common Stock at $13,800 per share, after giving effect to the Reverse Splits (see Note 1. Description of Business and Organization)). At June 30, 2026, there are 14,374,696 Public Warrants and 8,199 Private Placement Warrants after giving effects to the Reverse Splits (see Note 1. Description of Business and Organization)

At December 31, 2025, there are 14,374,969 Public Warrants and 8,199 Private Placement Warrants outstanding after giving effects to the Reverse Splits (see Note 1. Description of Business and Organization).

The Public Warrants became exercisable 30 days after the consummation of the Reverse Recapitalization.

Upon the warrants becoming exercisable, the Company may redeem the warrants:

● in whole and not in part;

● at a redemption price of $12 per warrant;

● upon not less than 30 days’ prior written notice of redemption, to each warrant holder; and

if, and only if, the reported last sale price of the Company’s Common Stock equals or exceeds $21,600 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable, or saleable until 30 days after the completion of a Reverse Recapitalization, subject to certain limited exceptions.

The Company has determined that Public Warrants and the Private Placement Warrants issued in connection with its IPO in February 2022 are subject to treatment as equity. Upon the closing of the Reverse Recapitalization, in accordance with the guidance contained in ASC 815, the warrants continue to be classified as equity.

Stock based compensation

On February 29, 2024, Aspire Biopharma, Inc. entered into a Corporate Advisory Agreement with an advisory firm, pursuant to which the advisory firm will receive 6% of the amount of shares outstanding after the close of the Reverse Recapitalization as compensation for advisory services to support the Company’s efforts related to the Reverse Recapitalization. On January 3, 2025, the agreed upon compensation was reduced to 4.75% of the amount of shares outstanding after the close of the Reverse Recapitalization (see Note 3. Reverse Recapitalization). In February 2025, 1,385 shares of the 29,167 Reverse Recapitalization shares after giving effects to the Reverse Splits (see Note 1. Description of Business and Organization) were issued to the affiliated company under this agreement. The issuance of these shares to the service advisors is subject to ASC 718. Under ASC 718, compensation associated with equity-classified awards is measured at fair value upon the grant date. The shares were granted subject to a performance condition (i.e., the occurrence of a Reverse Recapitalization).

Stock-based compensation expense which is included in general and administrative expenses on the unaudited condensed consolidated statement of operations was $157,000 for both the three and six months ended June 30, 2026, respectively. Upon consummation of the Reverse Recapitalization stock-based compensation was $0 and 14,131,250 for the three and six months ended June 30, 2025, respectively, based on the grant date fair value per share. The fair value was determined by applying a 15% discount for lack of marketability to the market price of the shares on date of grant.

Aspire Biopharma Inc. warrants

During the year ended December 31, 2024, Aspire Biopharma, Inc. issued 44,000,000 warrants at a per share price of $0.40. As of December 31, 2024, there were 91,500,000 warrants outstanding and all were fully vested. On January 21, 2025, the 91,500,000 warrants were converted into 91,500,000 shares of Aspire Biopharma Inc. common stock, on the Reverse Recapitalization date, and subsequently converted into 4,780 shares of common stock of the Company after giving effects to the Reverse Splits (see Note 1. Description of Business and Organization).

Other Share issuances

On April 28, 2025, in connection with the Settlement Agreement, the Company issued 521 shares of common stock after giving effect to the Reverse Splits (see Note 1. Description of Business and Organization to Blackstone Capital Advisors, Inc. or its designees. (See Note 5. Convertible Notes)

During the year ended December 31, 2025, a total value of $9,523,683 of Convertible Notes were converted into 73,998 shares of common stock of the Company after giving effects to the Reverse Splits (see Note 1. Description of Business and Organization). The remaining debt of $163,817 was converted into 1,625 shares of common stock in January 2026 after giving effect to the Second Reverse Split (see Note 1. Description of Business and Organization).

As stated in Note 6. Commitments and Contingencies, In January 2026, the Company issued 207 true up shares to Arena after giving effect to the Second Reverse Split (see Note 1. Description of Business and Organization).

As stated in Note 5. Convertible Notes, The Company issued 26,333 shares of common stock as incentive to the Investors for entering into the January 2026 Share Purchase Agreement after giving effect to the Second Reverse Split (see Note 1. Business Description and Organization).

On April 7, 2026, the Company issued 5,000 shares of common stock, after giving effect to the Second Reverse Split (see Note 1. Business Description and Organization), to a consultant pursuant to a consulting agreement.

Exchange Agreements

On January 1, 2026, the Company entered into Exchange Agreements (the “Exchange Agreements”) with certain holders of the Company’s subscription agreement loans (the “Holders”) to exchange approximately $1,750,000 in debt for shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”) (see Note 4. Related Party Transactions). The debt was incurred by the Company’s predecessor, PowerUp pursuant to subscription agreements dated March 5, 2024, and May 9, 2024. The Holders were Sponsors of PowerUp’s initial public offering.

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

In January 2026, pursuant to the Exchange Agreements, the Subscription Agreement Loan balances along with applicable interest were converted into 21,525 shares of common stock of the Company after giving effect to the Reverse Splits (see Note 1. Description of Business and Organization).

Note 9. Fair Value Measurements

The following table presents the Company’s fair value hierarchy assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2026	Balance Sheet Classification	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	Cash and cash equivalents	$11,652,779	$—	$—

Liabilities:
Forward purchase agreement liability		$—	$—	$96,252

December 31, 2025	Balance Sheet Classification	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible notes		$—	$—	$1,146,236
Forward purchase agreement liabilities		$—	$—	$95,662
Derivative liability		$—	$—	$40,954
Total liabilities		$—	$—	$1,282,852

Convertible notes

As discussed in Note 5. Convertible Notes, the February 2025 Convertible Debentures are classified and accounted for as a financial liability which is measured at fair value on a recurring basis (one of the instruments is accounted for at fair value on a recurring basis under ASC 480-10, as a derivative instrument under ASC 815).

The financial liabilities are valued under a Monte Carlo Model. The estimated fair value of the financial liabilities component is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The significant inputs of the models used to value the Company’s February 2025 Convertible Debentures as of December 31, 2025 were:

Inputs	December 31, 2025
Term Remaining - Years	0.13
Share Price	$0.13
Debt Rate	12.49%

The change in the fair value of the February 2025 Convertible Notes measured using Level 3 inputs is summarized as follow:

Balance at, December 31, 2025	$1,146,236
Paid in kind interest	9,008
Change in fair value	(211,443)
Repayment of Convertible notes	(943,801)
Balance at June 30, 2026	$-

Forward purchase agreement liabilities

As discussed in Note 6. Commitment and Contingencies, the forward purchase agreement liabilities are classified and accounted for as financial liabilities which are measured at fair value on a recurring basis.

The forward purchase agreements liabilities are valued under a Probability Weighted Expected Return Model (“PWERM”) which fair values reportable capital investment and uses a Black Scholes Model that fair values the conversion features within the convertible debt. The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the forward purchase agreements liabilities are determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate.

The significant inputs of the models used to value the forward purchase agreement liabilities as of June 30, 2026 and December 31, 2025 were:

Inputs	June 30, 2026	December 31, 2025
Share Price	$5.34	$5.28
Risk Free Rate	3.87% - 4.18%	3.48% - 3.59%
Likelihood of a call	10% -20%	10% -20%

The change in the fair value of the forward purchase agreement liabilities measured using Level 3 inputs is summarized as follows:

Balance at December 31, 2025	$95,662
Change in fair value	590
Balance at March 31, 2026	96,252
Change in fair value	275
Balance at June 30, 2026	$96,527

Derivative liability

As discussed in Note 5. Convertible Notes, the Company accounted for the August 2025 Notes under ASC 470 and ASC 815 and concluded that bifurcation of multiple embedded features was necessary under ASC 815-15-25-1. As a result, the Company separately accounted for it as a single compound derivative. The initial fair value of the derivative liability at issuance was $4,101,583 and estimated using a Monte Carlo Model. In January 2026, the remaining balance of $163,817 of the convertible notes was converted into 1,625 shares of common stock after giving effects to the Reverse Splits (see Note 1. Business Description and Organization). For the three and six months ended June 30, 2026, change in fair value of the derivative liability of $0 and $40,954 was recorded as an income on the unaudited condensed consolidated statements of operations, respectively. At June 30, 2026 and December 31, 2025, the fair value of the derivative of $0 and $40,954, respectively, was included in derivative liability on the accompanying unaudited condensed unaudited condensed consolidated balance sheet.

The change in the fair value of the derivative liability measured using Level 3 inputs is summarized as follows:

Balance at December 31, 2025	$40,954
Change in fair value	(40,954)
Balance at March 31, 2026	-
Change in fair value	-
Balance at June 30, 2026	$-

The significant inputs of the models used to value the Company’s derivative liability as of December 31, 2025, were:

Inputs	December 31, 2025
Term Remaining - Years	0.14 - 0.39
Share Price	$0.10- $0.42
Risk Free Rate	3.52% - 3.92%

Note 10. Segments

The Company determines its operating segments in accordance with FASB ASC 280, Segment Reporting (“ASC 280”). ASC 280 defines operating segments as components where discrete financial information is regularly reviewed by the chief operating decision maker (“CODM”), which for the Company is the Chief Executive Officer, to determine resource allocation and assess performance. As such, based on the way the CODM monitors and makes decisions affecting operations, the Company has concluded that it has one operating and reportable segment. The CODM is regularly provided with only the consolidated expenses as noted on the face of the condensed consolidated statements of operations. As the Company has only one operating segment and is managed on a consolidated basis, the measure of profit or loss is consolidated net income or loss. The metrics are used to review operating trends, to perform analytical comparisons between periods and to monitor budget to actual variances. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss, which include the following:

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

Conversion of Preferred Stock and Effects on Stockholders’ Equity

In July 2026, certain holders of the Series A Convertible Preferred Stock converted 850 shares at a conversion price of $7.92 into 107,323 shares of common stock.

Purchase Agreement

On June 10, 2026, the Company entered into a purchase agreement (“Purchase Agreement”) with FireFish Topco LLC (the “Seller and collectively with its Subsidiaries as identified in the Purchase Agreement, “Sellers”) pursuant to which the Company purchased all of the equity interests in certain of the Seller’s subsidiaries and all of the assets and liabilities of other Business Entities (see Note 6. Commitments and Contingencies) for an amount equal to (i) $30,000,000 the Purchase Price plus (ii) $800,000 in respect of deferred revenue of the Business Entities minus (iii) any income tax liabilities of the Transfer Entities minus (iv) indebtedness of the Transfer Entities and was funded with cash on hand. The closing date of the acquisition was August 6, 2026. (see below Escrow and Closing Agreement and Working Capital Financing: Note Purchase Agreement).

On August 6, 2026, the Company entered into an Escrow and Closing Agreement (see below) pursuant to which the parties acknowledged and agreed that all conditions to the closing of the transactions per the Purchase Agreement had been satisfied.

As a result of the limited time since the acquisition date and the effort required to conform the financial statements to the Company’s practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

Escrow and Closing Agreement

On August 6, 2026, the Company and FireFish TopCo, LLC (the “Seller”) entered into an Escrow and Closing Agreement (the “Closing Agreement”), pursuant to which the parties acknowledged and agreed that all conditions to the closing of the transactions contemplated by the Purchase Agreement (see Note 6. Commitments and Contingencies) (the “Closing”) had been irrevocably satisfied or irrevocably waived by the party entitled to the benefit thereof, and that all Transaction Documents, certificates and other deliverables required to effect the Closing (collectively, the “Closing Documents”) had been duly executed and irrevocably delivered by the parties and were being held in escrow by the parties (or their respective counsel) pending automatic release as described below.

According to the Closing Agreement, the Closing Documents will be automatically released from escrow without any further action, and the Closing will be deemed to occur automatically and without any further action, immediately upon payment by the Company to the Seller of the Closing Purchase Price in accordance with the closing statement delivered by the Seller to the Company on July 28, 2026 under the Purchase Agreement.

The Company has agreed to immediately pay the Closing Purchase Price to the Seller upon receipt of funds from its debt financing source (the “Financing”). The Closing Agreement provides that the Financing is not, and was not, a condition to the Closing, that the Seller entered into the Closing Agreement as an accommodation to the Company and without prejudice to the Seller’s rights (including its right to terminate the Purchase Agreement pursuant to Section 9.01(c) or Section 9.01(e) thereof to the extent the Closing does not promptly occur after July 31, 2026), and that the Company will use reasonable best efforts to obtain the Financing so as to enable it to pay the Closing Purchase Price as promptly as possible.

Working Capital Financing; Note Purchase Agreement

On July 31, 2026, the board of directors of the Company (the “Board”) adopted resolutions by written consent authorizing the Company to issue convertible promissory notes (the “Notes”) pursuant to a Convertible Promissory Note Purchase Agreement, dated as of August 6, 2026 (the “Note Purchase Agreement”), by and among the Company and the investors named therein (the “Investors”). Pursuant to the Note Purchase Agreement, the Company will issue and sell to the Investors Notes in an aggregate principal amount of $3,750,000, for an aggregate purchase price of $3,000,000, reflecting an original issue discount of 20% (the “Working Capital Transaction”). The proceeds of the Working Capital Transaction are intended to provide additional working capital for the Company’s business and to allow for flexibility to pursue future growth opportunities that the Company may identify in the future.

The Board ratified, confirmed, consented to and approved the Company’s entry into the Note Purchase Agreement and authorized the Company’s officers to negotiate, execute, deliver and perform the Note Purchase Agreement and related ancillary documents, and to issue the Conversion Shares (as defined below) upon conversion of the Notes.

The Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Conversion Shares”), in accordance with the terms of the Notes. The conversion price applicable to the Notes is $8.00 per share.

RBW Capital Partners LLC acted as exclusive financial advisor to the Company in connection with the foregoing transactions. Any securities or brokerage services were offered through Dawson James Securities, Inc. RBW received a placement agency fee equal to 8% of the purchase price and non-accountable expenses in the amount of 1%.

Management Services Agreement

A Management Services Agreement (the “Agreement”) was entered into on May 10, 2026, between the Company and Lakewood Capital, LLC (“Lakewood”) becoming effective on the closing date of the acquisition of the Drivers Control Systems (“DCS”) business of Dura Automotive (the “Dura Transaction”), August 6, 2026, (the “Effective Date”) (see Escrow and Closing Agreements above). The term of the Agreement is for a period of five years from the Effective Date.

The Management Services to be provided during the term of the Agreement include consultation in connection to the DCS operations with respect to the development and implementation of strategies for improving operating, engineering, manufacturing, marketing, and/or financial performance of the Company, its subsidiaries or affiliates. In consideration of the Management Services, the Company will pay Lakewood a closing fee of $500,000 and reimbursement of out-of-pocket expenses not to exceed $200,000 in connection with closing the Dura Transaction. Additionally, the Company will pay Lakewood an aggregate annual management fee equal to 5% of Adjusted EBITDA which means for any period, consolidated earnings before interest, taxes, depreciation, and amortization adjusted to exclude extraordinary items, non-recurring items and other agreed upon items, with an annual cap of $1,000,000 ( the “Annual Management Fee”) with quarterly payments of $250,000 paid (January 1, April 1 and July 1) with final payment on October 1 to be approved by the audit committee of the Board of Directors equal to the difference between 5% Adjusted EBITDA and the $750,000 already paid.

In addition, Lakewood will receive 15% of the equity of DCS within 10 days upon the closing of the DCS Transaction, that vests monthly over a two-year period which is currently estimated at approximately $4,500,000 based on the purchase price of $30,000,000. Lakewood also has the opportunity to receive additional liquidity for DCS by receiving a staggered (tranche-based) put option on its 15% of the DCS equity. No exercise of the put may be effected during the first two years after the closing of the Dura Transaction. After the end of year two, Lakewood has the option to sell up to 5% of the DCS equity in any twelve month period subject to a ninety day notice. The put would be payable in cash or Company stock or a combination thereof that would be mutually acceptable to both Lakewood and the Board. The same terms would be applicable to each subsequent year as long as no put exceeds 5% of DCS equity. Valuation of DCS in connection with exercising a put option will be calculated by using a pro-rata share of EBITDA generated by DCS adjusted for certain market adjustments. After adjusting for debt, Lakewood would be able to exercise their put option at a 15% discount to the implied equity value of the DCS subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 and our audited financial statements as of the year ended December 31, 2025, included in Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

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

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Aspire,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Reverse Recapitalization (as defined below), the business and operations of Aspire Biopharma Holdings, Inc. (formerly PowerUp Acquisition Corp.) and its consolidated subsidiaries, and (ii) prior to the Reverse Recapitalization, Aspire Biopharma, Inc. (the predecessor entity in existence prior to the consummation of the Reverse Recapitalization) and its consolidated subsidiaries.

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

On August 10, 2026, we completed the acquisition of Dura Drive Control Systems (“DCS”), a tier-one supplier specializing in automotive systems that facilitate electronic driver control and the migration toward vehicle electrification, safety, lightweighting, and sustainability. The acquisition is expected to enhance our ability to deliver increased revenues, durable earnings and cash flow, driven by a new portfolio of product offerings in the large and growing markets for vehicle and mobility control systems.

Critical Accounting Policies

Revenue

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

We used drug product manufactured by Glatt to conduct clinical trials to support approval of a section 505(b)(2) New Drug Application (“NDA”) for the aspirin product. A successful clinical trial was completed in the third quarter of 2025 in Florida studying the pharmacokinetics of aspirin and its metabolites in blood following sublingual administration of a single dose of each of two different formulations of our aspirin drug product and a single dose of standard oral aspirin. This trial enrolled 6 healthy adult volunteers with each dose separated by a washout period of fourteen days and provided information required to (i) select the optimal drug product formulation and (ii) support FDA approval. This trial also studied sublingual administration of our aspirin products and how it delivers therapeutic concentrations of drug into the bloodstream, comparable to those of standard oral aspirin, but faster and without gastro-intestinal toxicity associated with oral aspirin. This clinical trial concluded in the third quarter of 2025. We received the final report in September 2025. The result of the clinical trials was positive, demonstrating that Aspire’s sublingual delivery technology results in much faster aspirin bioavailability in the blood (compared to aspirin tablets) and that the anti-coagulant effect of aspirin occurs much quicker with Aspire’s product. These results will be the backbone of a 505(b)(2) submission to the FDA planned for the first six months of 2027, once the next clinical trial is concluded.

Commercialization of Aspirin Products

We have not yet established a sales, marketing, or product distribution infrastructure for our aspirin products because our lead product candidates are still in early-stage clinical development. We generally plan to retain commercial rights in the United States for our product candidates for which we hope to receive marketing approvals. We believe that it will be possible for us to access the heart attack and stroke prevention market through a targeted hospital and/or specialty care sales force. We are also strongly considering the licensing of the aspirin products and have received inquiries about the availability of that product for license.

Our Products

The Company has developed and acquired disruptive sublingual delivery technologies that are patent-pending and which address emergencies and drug efficacy, dosage management, and response time. In March 2023, the Company filed application number 63/456,290 with the United States Patent and Trademark Office (“USPTO”) with the goal of securing patent protection for its new technology and aspirin formulation. The Company’s new patent pending formulation is a significant improvement on the previous formulation which was acquired by the Company through the Instaprin Pharmaceuticals, Inc. acquisition. This technology will facilitate development of any number of products in a soluble, fast acting powder or granule form which has been developed by using our patent pending formulation, and “trade secret” process. Aspire’s drug delivery which allows for rapid sublingual absorption. The benefits of “rapid absorption” are to provide rapid treatment impact and also allows high dose absorption. The Company’s patent pending delivery system includes components specifically formulated to allow rapid sublingual absorption of drugs into the blood stream, thus by-passing the gastrointestinal tract. A second patent application was filed in October 2024 for a high-dose version of our sublingually administered aspirin product (application number 63/702,381) using a micelle variation on our technology which can be used with a variety of substances.

In the initial development launch of its aspirin product, Aspire has focused on the delivery of aspirin, which may be the most studied and accepted analgesic and anti-inflammatory drug on the market. Aspirin is over a century old and is traditionally available in several forms, including effervescence, powder, capsule, and tablet. Over 100 years of documented safety and efficacy data is readily available. Aspirin is the only drug in history to receive a certified recommendation by the FDA for heart attack, stroke, and colon cancer. However, current aspirin applications are often limited due to side effects from gastric irritation. Aspire plans to submit its FDA 505(b)(2) approval request in late 2026 or early 2027 for the prescription strength high dose aspirin product given the history of aspirin (and over 100 years of history).

Current Development Status of Aspire’s Aspirin Product

Aspire’s cGMP batch of high-dose aspirin was manufactured by Glatt in its New Jersey facility in March 2025. Glatt used this batch to finalize the packaging and manufacturing process, and to provide the products which were used in the clinical trials which took place in Florida and ended in the third quarter of 2025, with the final clinical trial study results provided to Aspire on September 5, 2025. Glatt’s scientific team conducted the stability testing required by the FDA on this batch to help determine product shelf life. This is in addition to prior similar initial testing done in 2022 by Glatt which provided important background data on the stability and manufacturing process for Aspire’s low dose sublingual aspirin product. Aspire’s new manufacturer, Microsize, is currently conducting tests and preparing the high-dose product for the next clinical tests, and improving the formulation. Pace Analytical is assisting with the testing process.

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

Aspire recently conducted an in vivo single-dose bioavailability study in healthy human volunteers which ended in the third quarter of 2025. The final clinical trial report was received on September 5, 2025. This clinical trial evaluated pharmacokinetic endpoints including but not limited to maximum concentrations of aspirin and/or its metabolites in plasma (“Cmax”), time of maximum concentrations (“Tmax”), and area under the time curve concentrations (“AUC”) following sublingual dosing of two different pharmaceutical formulations of Aspire’s sublingual aspirin compared to standard oral aspirin. Pharmacodynamic effect on serum thromboxane B2 (TXB2, a market relating to platelet inhibition) was evaluated as a secondary endpoint. Data from this bioavailability study will be used to select the optimal pharmaceutical formulation of aspirin and to support filing of an NDA. This trial was exempt from Investigational New Drug (“IND”) filing requirements under 21 C.F.R. 320.31(d) because it is a human bioavailability trial of an FDA-approved active ingredient that is not a new chemical entity, a radioactively labeled drug product, or cytotoxic drug product, using a dose not exceeding the dose specified in the labeling of the approved drug product, conducted in compliance with the requirements for review by an Institutional Review Board (IRB), with reserve test article samples retained by the study sponsor. The results showed that Aspire’s product entered the bloodstream faster than conventional aspirin and had a more significant impact on TxB2 than conventional aspirin. Management believes that both results are very positive.

Following receipt and analysis of the clinical trial results, Aspire submitted a pre-IND written request to the FDA on October 31, 2025, to which the FDA responded positively on November 13, 2025, providing essential guidance for the proposed next clinical trial of approximately 32 healthy human volunteers to evaluate the pharmacodynamic effect of a single dose of Aspire’s high dose aspirin on platelet inhibition compared to that of standard oral aspirin. The proposed primary endpoint for additional trial would be time to TXB2 inhibition. Variability of TXB2 inhibition and pharmacokinetic parameters (Cmax, Tmax, AUC, etc.) for aspirin and/or its metabolites in plasma will be analyzed as secondary endpoints. If needed, the additional trial will be designed to demonstrate a shorter time to clinically meaningful pharmacodynamic effect (TXB2 inhibition) following administration of Aspire’s aspirin compared to standard oral aspirin (standard of care for treatment of suspected acute myocardial infarction). Aspire is hoping to conduct this next trial during the first six months of 2027. Following completion of this additional trial, Aspire would submit a section 505(b)(2) NDA for Aspire’s aspirin product to the FDA seeking approval to market the product for treatment of suspected acute myocardial infarction. Additional clinical trials focused on differentiating Aspire’s aspirin from standard oral aspirin based on TxB2 inhibition and gastrointestinal irritation, ulceration and bleeding during longer term use may be conducted to support subsequent 505(b)(2) NDAs and/or supplemental NDAs for our aspirin in other therapeutic indications focused on the antithrombotic and analgesic effects of aspirin.

Current Development Status of Other Products

Melatonin: Aspire’s scientists have developed a working formulation for a sublingually administered melatonin sleep-aid product, in 3mg, 5mg, and 10mg doses and has created a batch of product and completed limited testing. Aspire may, although is not required to, conduct a limited pharmacokinetic study using at least eight volunteers, comparing to orally administered melatonin products on the market, in order to support its claims and labeling. No FDA approval is required for melatonin, which is sold as a supplement. Melatonin is a popular sleep aid and Aspire has begun exploring licensing possibilities. The Company has filed for patent protection of its melatonin formulation in patent application 63/890,248 filed on 9/25/25 (part of the “Omnibus Patent”).

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

Caffeine Products: Aspire has developed a working formula for a single-serving sublingual caffeine supplement using its patent-pending sublingual absorption technology. Aspire first manufactured initial runs of this supplement and conducted consumer and safety testing in the second quarter of 2025. Aspire entered into a manufacturing agreement with Desert Stream, Inc. (Nephi, UT), a nutrition and supplement manufacture with experience in caffeine products, through its wholly owned subsidiary Buzz Bomb Caffeine Company LC. Aspire and Desert Stream developed a half dozen flavors of the product. Aspire has registered several trademarks that it intends to use with these products and obtained domain names as well. The trademark for the wordmark “Buzz Bomb” was issued to Aspire by the USPTO in July 2026. Aspire unveiled its caffeine product at two large fitness conventions in the first week of August 2025 and began selling initial versions of its caffeine products on a limited basis in the third quarter of 2025. After that product was well-received, Aspire entered into a manufacturing contract with SupraNaturals (Springville, UT) to manufacture 2,000,000 units of its caffeine supplement which is marketed under the trademark “Buzz Bomb.” The new marketing and labeling of these 2,000,000 units began on January 15, 2026. The Company has subsequently placed more product orders and is selling Buzz Bomb products online (see buzzbombcaffeine.com), on Amazon, and at events all over the country.

Other Products: Aspire’s scientists have created formulations for anti-nausea products (meclizine and ondansetron), alprazolam (generic Xanax), clopidogrel, and microdose nicotine, and are considering formulations for anti-psychotic products, seizure medication, and several other classes of drugs, all using our sublingual mode of administration. We anticipate taking several of these products to market as the research and development dictates, as well as market conditions and company funding. Aspire has filed patents protecting several of these products: nicotine (Omnibus Patent), alprazolam (patent application 63/957,370 filed 1/9/26), meclizine (patent application 63/971,320 filed 1/29/26), clopidogrel (patent application 63/957,361 filed 1/9/26), and ondansetron (patent application 63/970,377 filed on 1/28/26).

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

The expired patent properties do not describe Aspire’s aspirin formulation technology. Aspire’s aspirin formulation technology is covered by pending patent application nos. PCT/US2024/022318 and 63/702,381, which are Aspire’s primary patent properties. The expired patent properties were intended to supplement the later-filed primary patent properties covering Aspire’s aspirin formulation technology. At the time of its acquisition of assets, Aspire was not aware that the patent properties had expired. Aspire’s Omnibus Patent to extend its novel intellectual property rights to cover many other classes of drugs and supplements was filed in October 2025, as set forth above. In addition, Aspire has file the patents referred to above which it intends to file further patents as warranted.

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

The following table sets forth details of our intellectual property registrations and applications:

IP Schedule for Aspire Biopharma, Inc. as of June 30, 2026

PATENT FILINGS
Country	Substance	Application No.	Filing Date	Status
United States	ORAL MUCOSAL FORMULATIONS OF ALPRAZOLAM	63/957,370	9-Jan-26	Pending

World Intellectual Property Organization	LOWER DOSE ASPIRIN	63/456,290	3-Mar-23	Pending

United States	HIGHER DOSE ASPIRIN	63/702,381	2-Oct-24	Pending

United States	ORAL MUCOSAL FORMULATIONS OF CLOPIDOGREL	63/957,361	9-Jan-26	Pending

United States	ORAL MUCOSAL FORMULATIONS OF MECLIZINE	63,971,320	29-Jan-26	Pending

United States	ORAL MUCOSAL FORMULATIONS OF ONDANSETRON	63/970,377	28-Jan-26	Pending

United States	VARDENAFIL (OMNIBUS)	63/890,248	29-Sep-25	Pending

United States	CAFFEINE (OMNIBUS)	63/890,248	29-Sep-25	Pending

United States	MELATONIN (OMNIBUS)	63/890,248	29-Sep-25	Pending

United States	NICOTINE (OMNIBUS)	63/890,248	29-Sep-25	Pending

United States	VITAMIN A (OMNIBUS)	63/890,248	29-Sep-25	Pending

TRADEMARK FILINGS
Country	Wordmark	Serial No. / Registration No.	Filing or Registration Date	Status
United States	BUZZ BOMB	88447682	16-Oct-25	Pending

United States	BUZZ BOMB	99146781	20-Apr-25	Approved

United States	BUZZ BOMB	99287743	16-Jul-25	Pending

United States	CAFFEINE…ACCELERATED	99287826	16-Jul-25	Pending

United States	WITHOUT THE CUP	99287858	14-Oct-25	Pending

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

On the Closing Date, Merger Sub merged with and into Aspire Biopharma, Inc., with Aspire Biopharma, Inc. being the surviving company. After giving effect to the Reverse Recapitalization, Aspire Biopharma, Inc. became a wholly-owned subsidiary of New Aspire. In accordance with the terms and subject to the conditions of the Merger Agreement and the Proposed Charter, at Closing Date, the Aspire Biopharma, Inc. Stockholders collectively received, in the aggregate, a number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New Aspire Common Stock with an aggregate value equal to (a) $350 million less (b) the amount by which Aspire Biopharma, Inc.’s cash at Closing is less than the Minimum Cash Condition (but only in the event the Minimum Cash Condition is waived by PowerUp), if any, less (c) Aspire’s Indebtedness at Closing.

To the satisfaction or waiver of the conditions of the Merger Agreement, PowerUp migrated out of the Cayman Islands and domesticated as a Delaware corporation. Also prior to the Closing Date, Aspire Biopharma, Inc. deregistered as a Puerto Rican entity and domesticated as a Delaware corporation (the “Aspire Domestication”) in accordance with Section 3746 of the Puerto Rico General Corporations Act (as amended) and Section 388 of the Delaware General Corporation Law. Pursuant to the Aspire Domestication, Aspire’s jurisdiction of incorporation was changed from Puerto Rico to the State of Delaware. In connection with the Aspire Domestication, all issued and outstanding shares of Aspire’s pre-domestication voting common stock, Series A preferred stock, and any unconverted warrants automatically converted, on a one-for-one basis, into shares of the post-domesticated entity’s common stock, Series A preferred stock, and warrants, respectively.

In connection with the change of PowerUp’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware ( the “PowerUp Domestication”), prior to the consummation of the Reverse Recapitalization (the” Closing Date”): (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A common stock”), of PowerUp converted, on a one-forone basis, into a duly authorized, validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of New Aspire (the “New Aspire Common Stock”); and (ii) each issued and outstanding whole warrant to purchase Class A common stock of PowerUp automatically represented the right to purchase one share of New Aspire Common Stock, at an exercise price of $460 per share, after giving effect to the Reverse Split as described in Note 1. Description of Organization and Business, on the terms and conditions set forth in the Warrant Agreement, dated as of February 17, 2022, by and between PowerUp and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), a New York limited purpose trust company, as warrant agent (in such capacity, the “Warrant Agent”, also referred to herein as the “Transfer Agent”) (the “Warrant Agreement”).

Immediately following the PowerUp Domestication, (i) the New Aspire Common Stock reclassified as common stock, par value $0.0001 per share (the “New Aspire Common Stock”); (ii) each issued and outstanding unit of PowerUp that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof were cancelled and entitled the holder thereof to one share of New Aspire Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of New Aspire Common Stock at an exercise price of $460 per share, after giving effect to the Reverse Splits as described in Note 1. Description of Organization and Business, on the terms and conditions set forth in the Warrant Agreement; (iii) the governing documents of PowerUp were amended and restated and become the certificate of incorporation and the bylaws of New Aspire and (iv) the form of the certificate of incorporation and the bylaws were appropriately adjusted to give effect to any amendments contemplated by the form of certificate of incorporation or the bylaws that are not adopted and approved by the PowerUp shareholders, other than the amendments to the PowerUp governing documents that are contemplated by the Organizational Documents Proposal, which is a condition to the Closing of the Reverse Recapitalization. No fractional warrants were issued upon the separation of units and only whole warrants are traded.

Immediately prior to the effective time of the consummation of the Reverse Recapitalization, Aspire Biopharma, Inc. caused (i) each share of Aspire Biopharma, Inc. Preferred Stock that is issued and outstanding immediately prior to the effective time of the Reverse Recapitalization to be automatically converted into a number of shares of Aspire Common Stock at the then-effective conversion rate (the “Preferred Conversion”); All the shares of Aspire Preferred Stock converted into shares of Aspire Common Stock were no longer outstanding and ceased to exist, and each holder of Aspire Biopharma, Inc. Preferred Stock thereafter ceased to have any rights with respect to such Aspire Biopharma, Inc. Preferred Stock. Aspire Biopharma, Inc. caused each Aspire Biopharma, Inc. warrant to be terminated in exchange for shares of Aspire Common Stock in accordance with the respective warrant agreements associated with each such warrant.

On February 17, 2025 (the “Closing Date), the Reverse Recapitalization was consummated. In connection with the consummation of the Reverse Recapitalization PowerUp Acquisition Corp. changed its name to Aspire Biopharma Holdings, Inc.

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC, a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000, and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share (see Note 5. Convertible Notes).

In connection with the Reverse Recapitalization, on the Closing Date, certain officers, directors, and stockholders of Aspire Biopharma, Inc. each entered into a non-competition agreement and lock-up agreements with the Company.

The Reverse Recapitalization was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, PowerUp, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and Aspire Biopharma, Inc. was treated as the accounting acquirer. Aspire Biopharma, Inc. has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances under the redemption scenarios:

●	Aspire Biopharma Inc.’s existing stockholders will have more than 64.4% of the voting interest of New Aspire under both the no redemption and maximum redemption scenarios;
●	Aspire Biopharma Inc.’s senior management will comprise the senior management of New Aspire;
●	the directors nominated by Aspire will represent the majority of the board of directors of New Aspire;
●	Aspire Biopharma Inc.’s operations will comprise the ongoing operations of New Aspire; and
●	New Aspire will assume Aspire’s name.

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

No Common Shares have been issued to Arena under the Second ELOC Agreement after the balance sheet date through the date that the financial statements were issued. Second ELOC Agreement replaces the ELOC Agreement (see Note 6. Commitment and Contingencies).

Securities Purchase Agreement

On February 17, 2025, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC (“Cobra”), a sole member entity controlled by Aspire’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. (a firm that Mr. Friedman controls) that was terminated effective February 17, 2025, and Target Capital X LLC (collectively, the “Investors”). Under the Securities Purchase Agreement, the Company issued two 20% original issue discount senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $3,750,000 and may issue additional Debentures upon the mutual agreement of the Company and the holders of Debentures representing at least a majority of the aggregate principal and interest owed under the outstanding Debentures (“Requisite Holders”), under the Securities Purchase Agreement (the “Offering”). The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable Conversion Notice (as defined in the Debentures), subject to adjustments related to the trading price of the Company’s common stock provided that no conversion may be at a price per share less than the floor price of $4.00 per share.

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

As consideration for the Investors’ consummation of the SPA Closing, concurrently with the SPA Closing, each Investor received a pro rata portion of 1,755 shares of common stock after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business), of which 25,000 were freely tradable, subject to a leak out agreement (the “Leak Out Agreement”) whereby each Investor’s sales may not exceed 15% of the daily trading volume of the common stock on the date of sale.

Convertible Notes

On August 19, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers certain notes in an aggregate principal amount of $9,687,500 for a subscription price of $7,750,000 (the “August 2025 Notes”) with a maturity date of February 19, 2026. The Notes have a 20% original issue discount which is included in the aggregate principal amount of $9,687,500 and do not bear an interest rate. Of the $7,750,000 total funding under the Securities Purchase Agreement, $4,500,000 was funded on August 19, 2025 (the “first Tranche”), $1,000,000 was funded on September 22, 2025 (the “Second Tranche”), and the balance of $2,250,000 (the “Third Tranche”) was funded on September 30, 2025. The Notes are convertible into up to an aggregate of 122,647 Common Stock (the “Conversion Shares”) after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business), subject to certain conditions. The Company incurred debt issuance costs of $907,500 which is capitalized and amortized over the term on the Notes.

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

Conversion of Notes

In October 2025 and November 2025, a total value of $9,523,683 of convertible notes were converted into 73,998 shares of common stock of the Company after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business).

In January 2026, a total value of $163,817 of convertible notes were converted into 1,630 shares of common stock of the Company after giving effects to the Second Reverse Split (see Note 1. Description of Organization and Business).

Nasdaq Notices

On April 16, 2025, the Company received two letters from The Nasdaq Stock Market LLC (“Nasdaq”), each addressing a separate compliance deficiency under the Nasdaq Listing Rules. The first letter notified of the deficiency with regard to Rule 5450(b)(2)(A) (the “MVLS Notice”), which requires a company, whose securities are listed on The Nasdaq Global Market under the “Market Value Standard,” to maintain a minimum Market Value of Listed Securities of “MVLS”) of $50,000,000. The deficiency was caused by the Company’s MVLS having been below the minimum level for the prior 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), the Company was entitled to a 180-day grace period, which ended on October 13, 2025, to rectify the deficiency. In order to do so, the Company was required to achieve and maintain an MVLS of at least $50,000,000 for a minimum of 10 consecutive business days (Nasdaq may monitor the MVLS compliance for up to 10 consecutive business days).

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

Default Notices and Settlement Agreement

On April 1, 2025, the Company received two default notices, first citing failure to timely file the Company’s Form 10-K by March 31, 2025 and for late filing of the Form S-1, as required by Blackstone Subscription Agreement discussed in Note 5. Convertible Notes, and second citing a cross default to the Securities Purchase Agreement (“Securities Purchase Agreement”) with Cobra Alternative Capital Strategies, LLC as described in Note 7. Securities Purchase Agreements, both entities controlled by the Company’s former Director of Investor Relations, Lance Friedman, which services were provided through a consulting agreement with Blackstone Capital Advisors, Inc. that was terminated effective February 17, 2025. The Company maintains that it was not in default at any time since the Company filed Form NT 10-K and the required filings were made within the automatic extension period.

On April 24, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and their affiliates (collectively, the “Lenders”) to resolve all matters related to previously issued notices of default and to amend certain outstanding loan agreements. Pursuant to the Agreement, the Lenders withdrew and cancelled all prior notices of default and acceleration previously delivered to the Company on April 1, 2025. Any alleged previous defaults under the Company’s loan agreements were deemed cured, and all previous accelerations of payment were rendered null and void. The Company maintains that it was not in default at any time. Additionally, the Agreement provides for an extension of the maturity dates of key promissory notes to seventy-five (75) days, extending the earliest maturity date to August 15, 2025, and amending additional notes to extend their maturity dates to September 10, 2025.

In connection with the Agreement, the Company agreed to issue $21 shares of common stock after giving effect to the Reverse Splits as described in Note 1. Description of Organization and Business to Blackstone Capital Advisors, Inc. and to register those shares, along with certain other restricted securities, through the filing of a registration statement on Form S-1 no later than May 13, 2025. The Company also agreed to remove lock-up restrictions on certain shares held by Cobra Alternative Capital Strategies LLC, Blackstone Capital Advisors, Inc., and Thor Special Situations LLC, enabling such shares to be made eligible for transfer to the Direct Registration System. The Lenders also agreed to enter into lock-up/leak-out agreements governing the sale of Company shares through August 20, 2025, with sale limitations tied to the Company’s daily trading volume, as detailed in the Agreement.

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

In connection with this transition, Philip Balatsos has been appointed to fill one of the vacancies on the Board of Directors left by the aforementioned resignations. Philip Balatsos is a Senior financial markets executive with experience in foreign exchange and emerging market sales and trading. He has a proven track record of driving revenue growth, expanding institutional client relationships, and building businesses across global markets. His experience spans bulge-bracket banks, international financial institutions, entrepreneurial ventures, and public company boards. He presently holds a senior position at Oscar Gruss & Son Inc. in foreign exchange sales and trading. He previously served as vice president of foreign exchange and emerging markets rates sales and trading at XP Investments US LLC and was the director of foreign exchange hedge fund sales at Barclays Capital. He currently serves on the Board of Directors of Ciso Global, Inc. and Inspire Veterinary Partners, Inc. (OTCMKTS: IVPR) and served on the Board of Directors of Sadot Group Inc. from October 2019 through December 2023. He earned his Bachelor of Science in business administration from Skidmore College.

Exchange Agreements

On January 1, 2026, the Company entered into Exchange Agreements (the “Exchange Agreements”) with certain holders of the Company’s debt (the “Holders”) to exchange approximately $1.75 million in debt for shares (the “Exchange Shares”) of the Company’s common stock (the “Exchanges”) (see Note 5. Convertible Notes). The debt was incurred by the Company’s predecessor, PowerUp Acquisition Corp. (“PowerUp”) pursuant to subscription agreements dated March 4, 2024, and May 9, 2024. The Holders were Sponsors of PowerUp’s initial public offering.

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

In January 2026, pursuant to the Exchange Agreements, the Subscription Agreement Loan balances along with applicable interest were converted into 13,121 shares of common stock of the Company after giving effects to the Reverse Splits (see Note 1. Description of Organization and Business).

Reverse Stock Splits

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

Series A Convertible Preferred Stock

Pursuant to the terms of the Securities Purchase Agreement, on February 2, 2026, the Company filed the Certificate of Designation with the Delaware Secretary of State designating 30,000 shares of its authorized and unissued preferred stock as Series A Convertible Preferred Stock. The Certificate of Designation sets forth the rights, preferences and limitations of the shares of Preferred Stock. Terms not otherwise defined in this item shall have the meanings given in the Certificate of Designation.

The following is a summary of the terms of the Preferred Stock:

Conversion. Pursuant to the Certificate of Designation, which is filed as Exhibit 3.1 to this Current Report on Form 8-K (the “Certificate of Designation”), each share of Preferred Stock, subject to the Stockholder Approval (as defined in the Certificate of Designation), is convertible at the option of the holder into shares of Common Stock at a conversion price equal to 80% of the lowest closing price of our Common Stock as of the closing of the Principal Market (as such term is defined in the Certificate of Designation)for each of the five (5) Trading Days (as such term is defined in the Certificate of Designation)immediately prior to the date of conversion, or other date of determination (but in no event less than the floor price), subject to certain adjustments as set forth in the Certificate of Designation (the “Conversion Price”). The floor price is equal to 20% of the Minimum Price (as such term is defined by the rules and regulations of The Nasdaq Stock Market LLC, Rule 5635(d)(1)(A)) (or such lower amount as permitted, from time to time, by the Principal Market (the “Floor Price”). The number of shares of Common Stock issuable upon conversion of a share of Preferred Stock shall be determined by dividing (x) the stated value of the Preferred Stock to be converted by (y) the Conversion Price.

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% (the “Maximum Percentage”) of the shares of Common Stock that would be issued and outstanding following such conversion (the “Maximum Percentage”). An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5635(d).

Ranking. The Series A shall rank (i) senior to all of the Common Stock; (ii) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation created specifically ranking by its terms on parity with the Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms senior to any Series A (“Senior Securities”), in each case, as to dividends or distributions of assets upon liquidation, dissolution, winding up of the Corporation, whether voluntarily or involuntarily. Subject to any superior liquidation rights of the holders of any Senior Securities of the Corporation and the rights of the Corporation’s existing and future creditors, upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), each Holder shall be entitled to be paid out of the assets of the Corporation legally available for distribution to stockholders, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of the Common Stock and Junior Securities and pari passu with any distribution to the holders of Parity Securities, an amount equal to the Stated Value for each share of Series A held by such Holder and an amount equal to any accrued and unpaid dividends thereon, and thereafter the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation the same amount that a holder of Common Stock would receive if the Series A were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock. The Corporation shall mail written notice of any such Liquidation, not less than sixty (60) days prior to the payment date stated therein, to each Holder.

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

The shares of Preferred Stock will be convertible immediately upon issuance, at the option of the holder, at the Conversion Price, subject to a conversion cap that limits the conversion of the Preferred Stock such that an Investor may not beneficially own more than 4.99% of the shares of Common Stock that would be issued and outstanding following such conversion (the “Maximum Percentage”). An Investor may decrease or increase the Maximum Percentage by written notice to the Company from time to time to any other percentage not in excess of 9.99%, provided that any increase in the Maximum Percentage will not be effective until the sixty-first (61st) day after such notice is delivered to the Company, provided further that a holder shall not convert any Preferred Stock to the extent that, after giving effect to such conversion, the aggregate number of shares of Common Stock issued or issuable upon conversion of the Preferred Stock would exceed 19.99% of the issued and outstanding shares of the Company’s Common Stock unless and until the Company has obtained the shareholder approval required by Nasdaq Listing Rule 5635(d) (“Shareholder Approval”).

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

The initial closing of the issuance of Preferred Stock occurred on February 6, 2026 (the “Initial Closing”). At the Initial Closing, the Company issued 13,750 Shares of Preferred Stock for aggregate gross proceeds of $11,000,000, which included $943,801 of debt that converted into Preferred Shares on the same terms. Subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, a second closing may take place, pursuant to which the Company may issue up to 12,500 additional Shares of Preferred Stock for aggregate proceeds not to exceed $10,000,000 (the “Second Closing”). The Second Closing is contingent on the effectiveness of the registration statement to register the shares of Common Stock issuable upon conversion of the Shares and receipt of Shareholder Approval.

In connection with the Offering, the Company filed a proxy statement with the United States Securities and Exchange Commission (the “Commission”) seeking the approval of its stockholders for (i) the transactions contemplated by the Securities Purchase Agreement, (ii) the issuance of the Preferred Stock and the Common Stock issuable upon the conversion of the Preferred Stock, (iii) a reverse stock split of the Company’s Common Stock at a range of one for five (1-for-5) to a maximum of one for five hundred (1-for-500) shares, whether effected in a single transaction or in multiple transactions, and all related amendments to the Company’s certificate of incorporation, and (iv) an amendment to the Company’s certificate of incorporation to effect an increase in the Company’s authorized shares to the extent required to issue the securities. Pursuant to the Securities Purchase Agreement, the Company was required to file a proxy statement within ten (10) business days after the initial closing.

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

Amendments to Articles of Incorporation or Bylaws: Change in Fiscal Year

On April 13, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock to amend the Company’s previously filed Certificate of Designation of Series A Convertible Preferred Stock, which was originally filed on February 2, 2026. Pursuant to the Certificate of Amendment, the Company amended certain provisions of the Certificate of Designation, including clarifying and restating provisions relating to the designation and number of shares of Series A Convertible Preferred Stock. As amended, the Company has designated 30,000 shares of Series A Convertible Preferred Stock, each with a par value of $0.0001 and a stated value of $1,000 per share.

On April 13, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock to amend the Company’s previously filed Certificate of Designation of Series A Convertible Preferred Stock, which was originally filed on February 2, 2026 in order to clarify and restate provisions relating to the designation and number of shares of Series A Convertible Preferred Stock. As amended, the Company has designated 30,000 shares of Series A Convertible Preferred Stock, each with a par value of $0.0001 and a stated value of $1,000 per share.

On May 11, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1-for-30 reverse stock split of the Company’s issued and outstanding common stock.

Purchase Agreement

On June 10, 2026, the Company entered into a purchase agreement (the “Purchase Agreement”) with FireFish TopCo, LLC (the “Seller”, and, collectively with its Subsidiaries listed in the Purchase Agreement, “Sellers”), pursuant to which (i) the Seller agreed to sell, and cause the applicable Sellers to sell, and the Company agreed to purchase or cause certain of its Affiliates to purchase, all of the equity interests in certain of Seller’s subsidiaries listed in the Purchase Agreement (the aforementioned equity interests, collectively, the ‘Transferred Equity Interests”, and such subsidiaries, “Transferred Entities”), free and clear of all Liens, other than the Permitted Liens and in accordance with the applicable Local Transfer Documents and (ii) the Seller agreed to sell, and cause the applicable Sellers to sell, and the Company agreed to purchase, or cause certain of its affiliates to purchase, all of the assets of the other Business Entities as defined as Transferred Entities, DUS Operating Inc. with respect to the U.S. Enterprise and Automotive Czech with respect to the KOP Enterprise constituting the balance of the Business defined as the business of designing, manufacturing, marketing and selling automotive systems that facilitate electronic driver control and the migration toward vehicle electrification, safety, light weighting and sustainability, as conducted by the Transferred Entities on June 10,2026, and in respect to (a) Automotive Czech, the business conducted by the KOP Enterprise and (b) DUS Operating Inc., the business conducted by the U.S. Enterprise.

Purchase Price and Consideration: As consideration for such purchase, the Company agreed to pay the Seller (or one or more of its designated other Sellers or Affiliates) at least two (2) Business Days prior to the date of Closing (“Closing Date”) an amount equal to: (i) $30,000,000 (the “Purchase Price”) plus (ii) $800,000 in respect of deferred revenue of the Business Entities (such $800,000 representing an agreed upon fixed credit for the deferred revenue, regardless of the actual amount of the deferred revenue), minus (iii) any Income Tax obligations of the Transferred Entities net of any Income Tax receivables, minus (iv) Indebtedness of the Transferred Entities as of the closing (such final amount, the “Closing Purchase Price”). The Purchase Price will be allocated among the Transferred Entities and/or business units listed in the Purchase Agreement. To the extent relevant under applicable Tax Law, the Purchase Price associated with each Transferred Entity and/or business unit will be further allocated among the assets of such Transferred Entities in a manner consistent with Section 1060 of the Internal Revenue Code.

On August 6, 2026, the Company entered into an Escrow and Closing Agreement pursuant to which the parties acknowledged and agreed that all conditions to the closing of the transactions per the Purchase Agreement had been satisfied. (see Note 11. Subsequent Events)

Commitment Letter for Credit Facility

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

Key Financial Definitions/Components of Results

Revenue

The Company began earning revenue in the fourth quarter of 2025 from the sale of its nutraceutical products.

Operating Expenses

We classify our operating expenses into the following categories:

●	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for our executives, consultants and advisors. These expenses also include non-personnel costs, such as rent, office supplies, legal, audit and accounting services and other professional fees.
●	Research and development expenses. Research and development expenses include internal personnel and third-party consulting costs related to preliminary research and development of the Company’s products.
●	Merger and acquisition expenses. Merger and acquisition expenses include costs directly related to business acquisitions.
●	Sales and marketing expenses. Sales and marketing expenses consist primarily of business development professional fees, advertising and marketing costs.

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

While our significant accounting policies are described in (Note 2. Significant Accounting Policies) to our unaudited condensed consolidated financial statements appearing in Item 1 to this Quarterly Report on Form 10-Q, we believe that the following accounting policies were most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to us is described in Note 2, Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated statements of operations data for the three months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Net revenue	$63,104	$-	$63,104
Cost of revenue	50,818	-	50,818
Inventory write off	42,372	-	42,372
Gross margin	(30,086)	-	(30,086)

Operating expenses
General and administrative	970,211	395,692	574,519
Research and development	233,482	352,887	(119,405)
Sales and marketing	1,215,025	51,311	1,163,714
Merger and acquisition	229,418	-	229,418
Total operating expenses	2,648,136	799,890	1,848,246
Loss from operations	(2,678,222)	(799,890)	(1,878,332)

Other income (expenses):
Interest income	56,676	-	56,676
Interest expense	-	(527,893)	527,893
Change in fair value of derivative liabilities and convertible notes	(275)	(289,401)	289,126
Gain (loss) on extinguishment of debt	1,353,679	(364,109)	1,717,788
Total other expense, net	1,410,080	(1,181,403)	2,591,483
Net loss	$(1,268,142)	$(1,981,293)	$713,151

Gross Margin

For the three months ended June 30, 2026, total revenue was $63,104 and total cost of revenue was $50,818 and a write-off of obsolete inventory to it carrying value totaling $42,372. We began selling our products during the quarter ended September 30, 2025; therefore no sales were recorded during the three months ended June 30, 2025.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026, was $970,211 as compared to $395,692 for the three months ended June 30, 2025. The $574,519 increase in general and administrative primarily consists of increases in professional fees such as legal and accounting.

Research and Development

Research and development expenses for the three months ended June 30, 2026, was $233,482 as compared to $352,887 for the three months ended June 30, 2025. The $119,405 decrease in research and development reflects the reduction in product development costs as our products are now marketable.

Sales and Marketing

Sales and marketing for the three months ended June 30, 2026, was $1,215,025 as compared to $51,311 for the three months ended June 30, 2025. The $1,163,714 increase in sales and marketing reflects increases in marketing such as investor awareness costs and product sampling as we continue to develop our products.

Merger and acquisition

Merger and acquisition expenses for the three months ended June 30, 2026, was $229,418 as compared to $0 for the three months ended June 30, 2025. The $229,418 increase in merger and acquisition expenses is a result of costs incurred related to the anticipated DCS transaction.

Interest Income

Interest income was $56,676 for the three months ended June 30, 2026, and is due to an increase in cash deposits during the second quarter of 2026.

Interest expense

Interest expense for the three months ended June 30, 2026 was $0 as compared to $527,893 for the three months ended June 30, 2025. The decrease in interest expense of $527,893 is a result of the full payment or conversion to equity of the outstanding balances of the convertible notes, subscription agreement loans, and the amortization of debt discount associated with the notes payable – related party in 2025.

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes for the three months ended June 30, 2026, was $0 as compared to $289,126 for the three months ended June 30, 2025. The $289,126 reduction in change in fair value of derivative liabilities and convertible notes is the result of the full payment or conversion to equity of the outstanding balance of the subscription agreement loans, convertible notes and the related derivative liability.

Gain (loss) on extinguishment of debt

The gain (loss) on extinguishment of debt for the three months ended June 30, 2026 of $1,353,679 was primarily due to the write off of balances related to the Srirama Associates LLC legal claim following the dismissal of the claim with prejudice on June 29, 2026.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated statements of operations data for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025	Change
Net revenue	$91,457	$-	$91,457
Cost of revenue	73,421	-	73,421
Inventory write off	42,372	-	42,372
Gross margin	(24,336)	-	(24,336)

Operating expenses
General and administrative	1,990,668	15,469,240	(13,478,572)
Research and development	530,205	615,980	(85,775)
Sales and marketing	1,549,764	271,150	1,278,614
Merger and acquisition	229,418	-	229,418
Total operating expenses	4,300,055	16,356,370	(12,056,315)
Loss from operations	(4,324,391)	(16,356,370)	12,031,979

Other income (expenses):
Interest income	61,685	-	61,685
Interest expense	(1,595,315)	(817,824)	(777,491)
Change in fair value of derivative liabilities and convertible notes	251,532	(384,318)	635,850
Gain (loss) on extinguishment of debt	1,115,455	(364,109)	1,479,564
Total other expense, net	(166,643)	(1,566,251)	1,399,608
Net loss	$(4,491,034)	$(17,922,621)	$13,431,587

Gross Margin

For the six months ended June 30, 2026, total revenue was $91,457 and total cost of revenue was $73,421 and a write-off of obsolete inventory to it carrying value totaling $42,372. We began selling our products during the quarter ended September 30, 2025; therefore no sales were recorded during the six months ended June 30, 2025.

General and Administrative

General and administrative expenses for the six months ended June 30, 2026 was $1,990,668 as compared to $15,469,240 for the six months ended June 30, 2025. The $13,478,572 decrease in general and administrative expenses is primarily due to a reduction in stock-based compensation.

Research and Development

Research and development expenses for the six months ended June 30, 2026 was $530,205 as compared to $615,980 for the six months ended June 30, 2025. The $85,775 decrease in research and development is due to a reduction in product development costs as our products are now marketable.

Sales and Marketing

Sales and marketing for the six months ended June 30, 2026 was $1,549,764 as compared to $271,150 for the six months ended June 30, 2025. The $1,278,614 increase in sales and marketing reflects increases in marketing costs related to investor awareness and product sampling as we continue to develop our products.

Merger and acquisition

Merger and acquisition expenses for the six months ended June 30, 2026 was $229,418 as compared to $0 for the six months ended June 30, 2025. The $229,418 increase in merger and acquisition expenses is a result of costs incurred related to the anticipated DCS transaction.

Inventory write off

During the six months ended June 30, 2026, we wrote off $42,372 of obsolete inventory to its carrying value.

Interest Income

Interest income of $61,685 for the six months ended June 30, 2026, and is due to an increase in cash deposits during the second quarter of 2026.

Interest expense

Interest expense for the six months ended June 30, 2026 was $1,595,315 as compared to $817,824 for the six months ended June 30, 2025. The decrease in interest expense of $777,491 is a result of the full payment or conversion to equity of the outstanding balances of the convertible notes, subscription agreement loans, and the amortization of debt discount associated with the notes payable – related party in 2025

Change in fair value of derivative liabilities and convertible notes

Change in fair value of derivative liabilities and convertible notes for the six months ended June 30, 2026 was $251,532 as compared to $384,318 for the six months ended June 30, 2025. The $635,850 decrease in change in fair value of derivative liabilities and convertible notes is a result of the full payment or conversion to equity of the outstanding balance of the subscription agreement loans, convertible notes and the related derivative liability.

Gain (loss) on extinguishment of debt

The gain (loss) on extinguishment of debt for the six months ended June 30, 2026 of $1,353,679 is primarily the result of the write off of the Srirama Associates LLC legal claim following the dismissal of the claim with prejudice on June 29, 2026 partially offset by the loss on costs related to certain debt conversions.

Liquidity and Capital Resources

Our primary source of liquidity has been cash from financing activities. As of June 30, 2026, working capital was $11,779,348 and cash was $12,167,136. For the six months ended June 30, 2026, our net loss was $4,491,034 and we had an accumulated deficit of $31,749,115.

In February 2025, we received proceeds of approximately $265,827 as a result of the Reverse Recapitalization. Immediately after the consummation of the Reverse Recapitalization, we received $3,000,000 from the issuance of convertible notes and an additional net cash proceeds of $2,661,459 after partial repayment of the convertible notes and deal costs pursuant to the August 19, 2025 Securities Purchase Agreement (see Note 5. Convertible Notes). In February 2026, we entered into a Securities Purchase Agreement (see Note 7. Securities Purchase Agreement) pursuant to which we received net payout of approximately $6,777,206 after repayment of the remaining convertible notes and deal costs under the first tranche for purchases of convertible preferred stock. We also entered into an ELOC agreement in November 2025, to which we can sell up to $100 million in common stock over 24 months. In April 2026, we closed the final tranche of the Securities Purchase Agreement and received an additional $9,000,000 after payment of applicable fees.

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short- and long-term basis are for working capital requirements and other liquidity needs. Management has determined that our current liquidity position is sufficient to fund our operations for at least one year after the filing of these unaudited condensed consolidated financial statements.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,154,196)	$(2,891,838)
Net cash provided by financing activities	$16,317,428	$3,094,438

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities was $5,154,196 during the six months ended June 30, 2026, compared to net cash flows used in operating activities of $2,891,838 during the six months ended June 30, 2025. The period-to-period change was a result of the change in noncash stock compensation of $14,102,094 and the decrease in net loss for the periods, increase in prepaid expenses and other assets and decrease in accounts payable and due from related party.

Net Cash Flows Provided by Financing Activities

For the six months ended June 30, 2026, net cash flows provided by financing activities was $16,317,428, compared to net cash flows provided by financing activities of $3,094,438 during the six months ended June 30, 2025. The period-to-period change was primarily due to proceeds from the issuance of Series A Convertible Preferred Stock of $17,951,119, partially offset by repayments of convertible notes and debentures.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective including those controls surrounding complex accounting areas such as the accounting for the Company’s recapitalization.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As discussed in Note 6. Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we are engaged in certain legal proceedings and the disclosure set forth in Note 6. Commitments and Contingencies relating to legal proceedings is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, as amended on Form 10-K/A filed with the SEC on April 8, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the six months ended June 30, 2026, we issued an aggregate of 26,250 shares of our Series A Convertible Preferred Stock in a private placement to institutional investors for gross proceeds of $20,000,000, pursuant to a Securities Purchase Agreement entered into in February 2026. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D. The investors are accredited and represented their investment intent; no general solicitation or advertising was used.

In January 2026, we issued 26,333 shares of common stock as incentive shares to investors in connection with a short-term debenture financing, and 21,525 shares of common stock to certain lenders pursuant to exchange agreements that converted outstanding subscription agreement loans and accrued interest into equity. We also issued 207 “true-up” shares of common stock to Arena under our equity line of credit commitment fee. These issuances were made in private transactions exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D.

We did not repurchase any of our equity securities during the three and six months ended June 30, 2026. There were no proceeds used from a registered offering during the periods.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the three and six months ended June 30, 2026, none of our directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on April 13, 2026
3.2*	Certificate of Amendment to the Certificate of Incorporation of Aspire Biopharma Holdings, Inc., filed with the Secretary of State of the State of Delaware on May 11, 2026.
10.1	Form of Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report 8-K filed with the SEC on February 20, 2025)
10.2	Form of Leak Out Agreement (incorporated by reference from Exhibit 10.2 to the Current Report 8-K filed with the SEC on February 20, 2025)
10.3	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report 8-K filed with the SEC on February 21, 2025)
10.4*	Form of Debenture
10.5	Purchase Agreement, dated November 11, 2025, between Aspire Biopharma Holdings, Inc. and Arena Business Solutions Global SPC II, Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed November 14, 2025)
10.6*	Form of Purchase Agreement, dated June 10, 2026, by and among Aspire Biopharma Holdings, Inc. and FireFish TopCo, LLC
10.7	Escrow and Closing Agreement, dated as of August 6, 2026, by and between FireFish TopCo, LLC and Aspire Biopharma Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed August 10, 2026).
10.8	Convertible Promissory Note Purchase Agreement, dated as of August 6, 2026, by and among Aspire Biopharma Holdings, Inc. and the Investors named therein (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed August 10, 2026).
10.9	Form of Convertible Promissory Note (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed August 10, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

* Filed herewith.

ASPIRE BIOPHARMA HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPIRE BIOPHARMA HOLDINGS, INC.

Date: August 13, 2026	By:	/s/ Kraig T. Higginson
	Name:	Kraig T. Higginson
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Ernest J. Scheidemann
	Name:	Ernest J. Scheidemann
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

